Form 10-Q
period 1996-03-31
TRISM INC /DE/
filed 1996-05-16
CIK 914480

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10-Q

(Mark One)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                            or

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                 Commission file number   0-23210

                          TRISM, INC.
     (Exact name of registrant as specified in its charter)

      DELAWARE                              13-3491658
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)     Identification No.)


1425 Franklin Road, Marietta, Georgia        30065-0426
Address of principal executive offices)     (Zip Code)

                         770-427-4231
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.  X Yes    No

As of April 30, 1996, 5,733,137 shares of TRISM, INC.'s common stock, par value $.01 per common share were outstanding.

                            TRISM, INC.

                         TABLE OF CONTENTS

Part I      FINANCIAL INFORMATION               Page

            Item 1.     Financial Statements        1
            Item 2.     Management's Discussion and
                        Analysis of Financial
                        Condition and Results
                        of Operations               5

Part II      OTHER INFORMATION

             Item 1.     Legal Proceedings         10
             Item 6.     Exhibits and Reports
                         on Form 8-K               10

              PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         TRISM, INC.
                     CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS)
                        (UNAUDITED)

                             March 31,      December 31,
                               1996            1995
ASSETS

Current assets:
  Cash and cash equivalents  $  1,080      $     643
  Restricted and insurance
    deposits                    1,335          1,120
  Accounts receivable, net     48,394         44,830
  Materials and supplies        2,263          2,307
  Prepaid expenses             16,637         16,282
  Current portion of
    deferred income taxes       3,315          3,421
                               ------         ------
Total current assets           73,024         68,603

Property and equipment, net   118,832        119,043
Property held for sale         10,458         10,486
Other assets                   19,956         20,639
                              -------        -------
Total assets                 $222,270       $218,771
                              =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable           $ 21,554       $ 18,901
  Equipment payable               --             635
  Claims and insurance accruals 5,662          5,808
  Accrued liabilities           8,969          6,008
  Current maturities of
    long-term debt              9,622          9,230
    Total current liabilities  45,807         40,582

Long-term debt                131,638        128,417
Claims, insurance
    accruals and other          5,816          6,317
Deferred income taxes           6,100          8,348
                              -------        -------
    Total liabilities         189,361        183,664
                              -------        -------
Stockholders' equity (deficit):
  Common stock; $.01 par;
    8,000,000 shares
    authorized; 5,899,137
    shares issued at March
    31, 1996, and December 31,
    1995                           59             59
  Additional paid-in capital   37,086         37,086
  Loans to stockholders          (368)          (368)
  Accumulated deficit          (2,319)          (121)
  Treasury stock, at cost,
    166,000 shares at March 31,
    1996 and December 31, 1995 (1,549)        (1,549)
                                -----          -----
    Total stockholders'
      equity                   32,909         35,107
                               ------         ------
    Total liabilities
      and stockholders'
      equity                 $222,270       $218,771
                              =======        =======

 See accompanying notes to the consolidated financial
              statements.

                          TRISM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          (UNAUDITED)

                           Three Months Ended March 31,
                           1996               1995
Revenues                   $73,040           $62,176
Operating expenses:
  Salaries, wages and
    fringe benefits         27,381            24,408
  Operating supplies
    and expenses            11,134             8,543
  Purchased transportation  13,916             7,170
  Operating taxes and
    licenses                 6,985             5,953
  Depreciation               4,816             4,369
  Amortization of
    prepaid leases             326               523
  General supplies
    and expenses             4,198             3,525
  Claims and insurance       2,354             2,290
  Communications and
    utilities                1,563             1,230
  Amortization of
    intangibles                197               190
  Gain on sale of equipment    (80)              (31)
                            ------             -----
    Total operating
      expenses              72,790            58,170
                            ------            ------
Operating income               250             4,006
Interest expense            (3,660)           (3,558)
Other income (expense),
    net                       (147)               98
                           -------            ------
Income (loss) before
    income taxes            (3,557)              546
Income tax expense
    (benefit)               (1,359)              194
                           -------            ------
Net income (loss)         $ (2,198)          $   352
                           =======            ======
Earnings (loss)
  per common share        $   (.38)          $   .06
                           =======            ======
Number of shares used in
  computation of earnings
  (loss) per common share     5,734            5,891
                           ========           ======

See accompanying notes to the consolidated financial
                 statements.


                           TRISM, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS)
                         (UNAUDITED)
                           Three Months Ended March 31,
                            1996               1995
Cash flows from operating activities:
Net income (loss)          $ (2,198 )        $   352
Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Depreciation                4,816            4,369
  Amortization of prepaid
    operating leases            326              523
  Amortization and write-off
    of intangibles and goodwill 352              333
  Gain on sale of assets        (80)             (31)
  Deferred  income taxes     (1,359)             194
  Provision for uncollectible
    receivables                 196              188
  Changes in:
    Accounts receivable      (4,832)          (3,915)
    Prepaid expenses           (355)            (944)
    Accounts payable          2,653            4,371
    Claims and insurance
      accruals                 (647)            (188)
    Accrued liabilities       2,961            3,375
    Other                        (6)             220
                              -----            -----
      Net cash provided
        by operating
        activities            1,827            8,847
                             ------            -----
Cash flows from investing activities:
  Refund (purchase) of
    restricted deposits         130             (599)
  Proceeds from sale of
    property and equipment      968              217
  Proceeds from sale of
    property held for sale       --               17
  Purchases of property
    and equipment            (6,100)          (8,101)
  Payment for purchase of
    companies, net of cash
    acquired                    --              (350)
                             ------            -----
      Net cash used in
        investing activities (5,002)          (8,816)
                             ------            -----
Cash flows from financing activities:
  Net proceeds under
    revolving credit agreement 3,832              --
  Repayment of long-term debt (2,355)         (2,348)
  Purchase of treasury stock      --            (996)
  Proceeds from issuance of
    long-term debt             2,135             837
                              ------           -----
  Net cash provided by
    (used in) financing
    activities                 3,612          (2,507)
                              ------           -----
Increase (decrease) in cash
  and cash equivalents           437          (2,476)
Cash and cash equivalents,
  beginning of period            643           6,178
Cash and cash equivalents,
  end of period              $ 1,080          $3,702

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (none
      capitalized)           $ 1,061          $  898
                              ======           =====
    Income taxes             $     6          $   98
                              ======           =====
    Property sold in exchange
      for notes receivable   $    --          $  560
                              ======           =====


  See accompanying notes to the consolidated financial
                      statements.

                            TRISM, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)



1.     Accounting Policies

       The 1995 Annual Report on Form 10-K for TRISM, Inc.
includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three-months ended March 31, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

2.     Long-Term Debt

      On March 20, 1996, the Company's revolving credit agreement (Agreement) was amended to provide for borrowings of up to $20 million and to extend its maturity to April
1998. At March 31, 1996, the Company was not in compliance with certain financial covenants as defined in the Agreement. The Company obtained a waiver of these covenants through March 31, 1996.

3.     Contingencies

     Under CERCLA and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" (PRP), solely because of its activities as a transporter of hazardous substances, at two sites, the Company does not believe it will be subject to material liabilities at such sites.

     The EPA has designated an area of several hundred square miles of Missouri as a potential Superfund site.
The Company's Joplin, Missouri terminal is within the boundaries of this area, however, the Company has not been designated as a PRP. The Company believes that it has no liability with respect to this site and that it would have strong defenses to any action for cost recovery, as neither it nor its predecessors created the conditions which are the cause of the environmental problems at the site.

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened claims that might have a material adverse affect on the Company's consolidated operating results, financial position, cash flow or liquidity.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial
Statements and notes.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 COMPARED WITH QUARTER ENDED
MARCH 31, 1995

REVENUES

     Operating revenues increased by $10.8 million, or 17.4 percent, compared with 1995. Approximately $9.0 million, or 83.3%, of the increase was attributable to acquisitions made during 1995. The following table presents a comparison of revenues by market group.

                          1996                 1995
                  --------------------   -----------------
(In thousands)               Operating           Operating
                  Revenues      Ratio    Revenues   Ratio
Heavy Haul         $43,278       97.0%    $42,788    93.1%
Secured Materials   22,899       99.1%     21,774    91.2%
Trism Transport      7,741      106.3%        --      --
Logistics            1,233      105.4%        --      --
Eliminations and
   other            (2,111)       --       (2,386)    --
                     -----      -----       -----    ----
                   $73,040       99.7%    $62,176    93.6%
                    ======      =====      ======    ====

OPERATING INCOME

     Operating income dropped to $.3 million in 1996 from $4.0 million in 1995. Excluding the effect of Trism
Transport (acquired October 1995), revenue per total mile dropped to $1.382 in 1996 from $1.449 in 1995. This decrease in revenue quality caused approximately a $2.3 million drop in operating income. Higher fuel costs accounted for $.9 of the change in operating income while the $.5 million Trism Transport operating loss principally explains the balance of the $3.7 million decrease from 1995 to 1996.

     HEAVY HAUL revenues grew by 1.1% in 1996 over 1995.
Revenue per total mile decreased to $1.439 in 1996 from $1.491 in 1995, primarily due to weaker specialized freight demand in 1996. Direct operating costs per mile increased to $1.193 in 1996 from $1.157 in 1995, due to increased driver wages, company tractor ownership and fuel costs, offset by a reduction in independent contractor expense. Indirect costs per mile decreased to $.217 in 1996 from $.239 in 1995, primarily due to leveraging these costs over a larger revenue base.

     SECURED MATERIALS revenues grew by 5.2% in 1996 over 1995, which was totally attributed to the acquisition of
C. I. Whitten. Revenue per total mile dropped to $1.309 in 1996 from $1.382 in 1995. This negative rate variance accounts for approximately 5% of the 8% increase in the operating ratio. TSMT, which accounts for 84% of Secured
Materials revenue, encountered a dramatic change in its freight mix in 1996 from 1995 levels. Freight rates for munitions, explosives and radioactive materials are approximately 15% to 20% higher than hazardous materials rates. As explained below, TSMT additionally suffered significant rate reductions in each of its specialized commodity markets.

  (% of Loaded Miles)       1996       1995          CHANGE
  Munitions and explosives  30.4%      34.7%         (4.3%)
  Hazardous materials       24.5%      16.1%          8.4%
  Radioactive materials      8.9%      10.8%         (1.9%)
  Other special commodities  3.9%       2.9%          1.0%
  Freight all kinds         32.3%      35.5%         (3.2%)
                           -----       ----
                           100.0%     100.0%
                           =====      =====

     The munitions market was negatively impacted by reduced Department of Defense shipments. Freight rates slipped by approximately 7% as munitions carriers strived to maintain business volumes. Rates appeared to have reached the bottom in February 1996 and began slowly moving up in March 1996. Excluding the effect of Whitten, Secured
Materials market share of government munitions shipments dropped to 37.1% in 1996 from 37.6% in 1995. Including
Whitten, the total market share in 1996 is 41.5%. TSMT targeted the commercial explosives market to improve the productivity of its munitions capacity. Revenue grew in the market by 10% in 1996 over 1995. TSMT expects further growth in this market through private fleet conversions and increased for hire market share.

     TSMT successfully targeted the hazardous waste market for growth in 1996. Revenue increased by 48% as TSMT converted freight previously transported by private carriage as well as increased its market share from commercial carriers. Freight rates came under pressure, dropping approximately 3%, as competitors fought to retain market share. During April 1996, TSMT signed a two year contract with Chem Waste Management, which should increase transportation revenues by approximately $.5 million per month, with the ramp up period beginning the first week of May 1996.

     Radioactive material shipments dropped by approximately 14% in 1996 over 1995 due to lower overall industry demand and due to market share lost by TSMT. The nuclear power plants have come under intense scrutiny by regulatory agencies and accordingly increased their service level requirements on motor carriers. The power plants have tended to rely on small, very focused carriers for their radioactive transportation needs. Freight rates decreased in 1996 by approximately 12% as the lost business was on the high end of the pricing scale for TSMT radioactive business.

     Freight all kinds is freight typically transported by general commodity dry van or flatbed carriers. TSMT uses this freight for back-haul or tractor repositioning purposes and should represent approximately 20% of loaded miles. The increase in hazardous materials freight allowed
TSMT to lessen its dependence on the low yielding freight all kinds to 32.3% in 1996 from 35.5% in 1995. Further growth in hazardous and commercial explosives, combined with a reduction in capacity in the second quarter 1996 will help TSMT achieve its goal of freight all kinds only accounting for 20% of volume.

     Secured Materials' direct operating costs increased to $1.079 per mile in 1996 from $1.045 in 1995. Fuel accounted for $.018 per mile with the cost of carrying excess tractor capacity explaining the balance of the increase. Indirect costs increased to $.223 per mile in 1996 from $.213 in 1995.

     TRISM TRANSPORT revenues relate to the acquisition of certain assets of Eastern Flatbed as of October 1, 1995.
Transport's revenue per mile, average length of haul and cost structure is markedly different from Heavy Specialized and Trism Secured. Revenue per mile for the first quarter of 1996 was $1.055 with an average length of haul of 482 miles. Additionally, approximately 36% of its revenues were sub-contracted to other trucking companies, including other Trism subsidiaries. Due to its low cost structure, in terms of driver pay, trailer to tractor ratio and terminal network, its reliance on independent contractors and sub-contractor carriers, the return on net employed assets for Transport is expected to be substantially higher than the other Trism operating companies. Trism Transport sustained operating losses in 1996 due principally to costs associated with replacing a substantial portion of its tractor and trailer fleet, high fuel costs and accident related expenses.

     LOGISTIC revenues relate to the acquisition of Kavanagh and Associates in March 1995. Kavanagh signed a major two year logistics contract with AETS, a Chem-Waste subsidiary, in May 1996.

EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1996 to 1995.

                    QUARTER ENDED MARCH 31,      INCREASE
                        1996        1995         (DECREASE)
Salaries, wages and
  fringe benefits       37.5%      39.3%           (1.8)%
Purchased
  transportation        19.1%      11.5%            7.6 %
Operating supplies
  and expenses          15.2%      13.7%            1.5 %
Operating taxes and
  licenses               9.6%       9.6%             --
General supplies and
  expenses               5.8%       5.7%            0.1 %
Claims and insurance     3.2%       3.7%           (0.5)%
Depreciation             6.6%       7.0%           (0.4)%
Amortization of
  prepaid leases         0.4%       0.8%           (0.4)%
Communications and
  utilities              2.1%       2.0%            0.1 %
Gain on sale of
  equipment             (0.1)%       --            (0.1)%
Amortization of
intangibles              0.3%       0.3%            --
                        ----        ---            ----
                        99.7%       93.6%          6.1 %
                       =====        ====           ====

     Salaries, wages and fringe benefits increased by $3.0
million in 1996 compared with 1995. Approximately $2.3 million of the increase was related to driver wages and related fringe benefits, which related to a 14.5% increase in 1996 total company driver miles over 1995. The increase in non-driver compensation related to the acquisition of Kavanagh, Whitten and Eastern Flatbed, offset by a one time charge of $.4 million in 1995 relating to the Separation and Consulting Agreement between the Company and its former
President, Chief Executive Officer and Director of the
Company.

     Purchased transportation costs increased by $6.7 million in 1996 over 1995. This category includes the following expenditure types:

      (In thousands)               1996            1995
      Independent contractors     $5,230          $3,615
      Sub-contractor carriers      6,067           3,071
      Tractor and trailer lease    2,619             484
                                  ------           -----
                                 $13,916          $7,170
                                  ======           =====

     Independent contractor capacity increased to an average of 277 units in 1996 from 177 units in 1995, mostly related to acquired companies. Sub-contractor carrier expense increased with revenues, which are primarily attributed to Kavanagh Logistics and Trism Transport. The increase in lease expense results from financing new tractors and trailers with operating leases in 1995 and 1996 due to the financial benefits of the method.

     For 1996, operating supplies and expenses increased on a percentage of revenue basis by 1.5%. This increase related principally to higher fuel costs per gallon and lower miles per gallon due to the severe winter weather in the first quarter 1996. This variance caused operating cost to increase by $.9 million in 1996 over 1995. The
Company implemented fuel surcharges during April 1996 to help defray the spike in fuel prices.

     Claims and insurance expense dropped to 3.2% of revenue in 1996 from 3.7% in 1995. This change resulted from lower insurance premiums and the effect of increased revenues from freight transported by sub-contractor carriers, for which the Company has little claim exposure.

     The change in mix of owned versus leased tractors and trailers caused the reduction in depreciation expense as a percentage of revenue.

     During 1994, the Company prepaid amounts due under various equipment operating leases and is amortizing the prepaid balance over the life of the leases which extend to 1997. As leases expire, this cost will continue to decrease until the prepaid balance has been fully amortized.

CONTINGENCIES

     Under CERCLA and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" (PRP), solely because of its activities as a transporter of hazardous substances, at two sites, the Company does not believe it will be subject to material liabilities at such sites.

     The EPA has designated an area of several hundred square miles of Missouri as a potential Superfund site.
The Company's Joplin, Missouri terminal is within the boundaries of this area, however, the Company has not been designated as a PRP. The Company believes that it has no liability with respect to this site and that it would have strong defenses to any action for cost recovery, as neither it nor its predecessors created the conditions which are the cause of the environmental problems at the site.

     The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damages incurred in the transportation of freight. The Company is not aware of any claims or threatened claims that might have a material adverse affect on the Company's consolidated operating results, financial position, cash flow or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     For the first three months of 1996 net cash provided by operating activities decreased $7.0 million when compared with the first three months of 1995. This decrease was primarily attributable to the loss sustained by the Company during the first quarter of 1996.

     In the first quarter of 1996, the Company purchased
$3.3 million of revenue equipment, paid $2.3 million related to the construction of the new terminal in Georgia and repaid scheduled debt obligations of $2.3 million.
Approximately $2.1 million of the revenue equipment was financed by the issuance of long-term debt. The Company acquired an additional $5.8 million of revenue equipment under operating leases.

     On March 20, 1996, the Company's revolving credit agreement was amended to increase available borrowings from $15 million to $20 million. The term of the agreement was extended to April 1998.

     Management believes that funds to be generated from future operations, cash available under its revolving credit agreement, proceeds from equipment financing, and proceeds from the sale of revenue equipment will be sufficient to meet the Company's planned capital expenditures, scheduled debt payments and working capital needs for 1996. There can be no assurance, however, that such sources will be adequate for the Company's needs, or that any necessary additional financing will be available, if at all, in amounts required or on terms satisfactory to the Company.

CAPITAL EXPENDITURES

     A breakdown of capital expenditures is set forth in the following table (in thousands):

                                             Projected
                                 December 31,       March 31,
                                1996        1996       1995
Structures and improvements     $ 4,450   $ 2,263     $    82
Revenue equipment                 4,175     3,321       7,627
Satellite tracking devices
  and other equipment             3,155       516         392
                                  -----     -----      ------
                                $11,780     6,100     $ 8,101
Revenue equipment
  acquired under operating
  leases                         27,910     5,770       3,615
                                -------     -----      ------
Total capital expenditures      $39,690   $11,870     $11,716

Depreciation expense            $18,445   $ 4,816     $ 4,369

     The Company's original capital expenditures projection for the year ended December 31, 1996, including operating leases, was $45.7 million. The decrease reflected above is due to the planned redution in revenue equipment capacity to match existing market conditions.

INFLATION AND FUEL COSTS

     Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations unless freight rates could be increased.

                 PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight.

     The Company is also a party to the following:

     ROY A. REESE V. TRISM SPECIALIZED CARRIERS, INC. AND
TRI-STATE MOTOR TRANSIT CO. is a lawsuit pending in the Circuit Court of Jefferson County, Alabama. It arises from a lease, transfer and consulting agreement between the Company and Mr. Reese (and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The
Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case is scheduled for trial during August 1996. Discovery is continuing.

     NATIONAL COUNCIL ON COMPENSATION INSURANCE V. MCGIL
SPECIALIZED CARRIERS, INC. (MCGIL) AND AAA TRUCK LEASE AD
SALES, INC. (AAA), AN AFFILIATE OF MCGIL, arises from agreements between AAA and two employee-leasing companies for years prior to the Company's acquisition of McGil (now known as Trism Specialized Carriers, Inc.) in August 1991.
The plaintiff has filed suit against the employee leasing companies, McGil, AAA and several other transportation companies alleging violations of the Racketeer Influenced and Corrupt Organizations Act. The Company maintains that
AAA properly performed under the terms of the agreements with the employee-leasing companies. The case is scheduled for trial in March 1997. Discovery has just begun.

     The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.      Exhibits

     The following exhibit is filed as part of this report:

          Designation     Nature of Exhibit

          11              Computation of earnings per
                          common share
     B.     Reports on Form 8-K

     During the quarter covered by this report there were no reports on Form 8-K filed.

     Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISM, INC.


May 15, 1996                  By:  James M. Revie
DATE                               James M. Revie
                                   Director, Chairman of
                                   the Board and
                                   Chief Executive Officer



May 15, 1996                  By:  Daryl W. Deel
DATE                               Daryl W. Deel
                                   Executive Vice President
                                   of Finance and Treasurer
                                   (Chief Financial and
                                   Accounting Officer)