Form 10-Q/A
period 1996-03-31
TRISM INC /DE/
filed 1996-06-25
CIK 914480

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10-Q/A

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




June 26, 1996                  By:  Daryl W. Deel
DATE                               Daryl W. Deel
                                   Executive Vice President
                                   of Finance and Treasurer
                                   (Chief Financial and
                                   Accounting Officer)

                            EXHIBIT INDEX

NUMBER                   DESCRIPTION
11                      COMPUTATION OF EARNINGS PER SHARE
27                      FINANCIAL DATA SCHEDULE