Form 10-Q
period 1996-06-30
TRISM INC /DE/
filed 1996-08-14
CIK 914480

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

(Mark One)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934

For the quarterly period ended June 30, 1996

or

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934

For the transition period from                      to

                    Commission file number   0-23210

                          TRISM, INC.
(Exact name of registrant as specified in its charter)

          DELAWARE                          13-3491658
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)   Identification No.)

4174 Jiles Road, Kennesaw, Georgia             30144
(Address of principal executive offices)     (Zip Code)

                       770-795-4600
  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        X   Yes        No

As of July 31, 1996, 5,733,137 shares of TRISM, INC.'s common stock, par value $.01 per common share were outstanding.

                            TRISM, INC.

                        TABLE OF CONTENTS




Part I      FINANCIAL INFORMATION                        Page

     Item 1.  Financial Statements                         1
     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                   5


Part II      OTHER INFORMATION

     Item 1.  Legal Proceedings                           12
     Item 6.  Exhibits and Reports on Form 8-K            13

                          PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 TRISM, INC.
                         CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)
                               (UNAUDITED)

                              June 30,            December 31,
                               1996                     1995
ASSETS

Current assets:
Cash and cash equivalents   $      642            $       643
Restricted and insurance
   deposits                      1,335                  1,120
Accounts receivable, net        54,827                 44,830
Materials and supplies           1,660                  2,307
Prepaid expenses                18,820                 16,282
Current portion of deferred
   income taxes                  3,415                  3,421
                               -------                 ------
Total current assets            80,699                 68,603

Property and equipment, net    117,194                119,043
Property held for sale          10,417                 10,486
Other assets                    20,264                 20,639
                               -------                -------
Total assets                  $228,574               $218,771
                               =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable            $   21,641             $   18,901
Equipment payable                 --                      635
Claims and insurance accruals    5,968                  5,808
Accrued liabilities              7,070                  6,008
Current maturities of long-
   term debt                    10,406                  9,230
                               -------                -------
Total current liabilities       45,085                 40,582

Long-term debt                  138,322               128,417
Claims, insurance accruals
   and other                      5,917                 6,317
Deferred income taxes             5,834                 8,348
                                -------               -------
Total liabilities               195,158               183,664
                                =======               =======

Stockholders' equity (deficit):
Common stock; $.01 par;
   10,000,000 shares authorized;
   5,899,137 shares issued at
   June 30, 1996, and December 31,
   1995                              59                     59
Additional paid-in capital       37,086                 37,086
Loans to stockholders              (368)                  (368)
Accumulated deficit              (1,812)                  (121)
Treasury stock, at cost,
   166,000 shares at
   June 30, 1996 and
   December 31, 1995             (1,549)                (1,549)
                                 ------                 ------
Total stockholders' equity       33,416                 35,107
                                 ------                 ------
Total liabilities and
   stockholders' equity        $228,574               $218,771
                                =======                =======

      See accompanying notes to the consolidated financial
                          statements.

                            TRISM, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                            (UNAUDITED)
                    Three Months                  Six Months
                    Ended June 30,               Ended June 30,
                    1996         1995          1996        1995
Revenues             $79,228     $68,030      $152,268  $130,205
                      ------      ------       -------   -------
Operating expenses:
Salaries, wages and
   fringe benefits    28,701      24,813        56,082    49,221
Operating supplies
   and expenses       11,964       9,180        23,098    17,722
Purchased
   transportation     13,915       8,734        27,831    15,903
Operating taxes and
   licenses            7,298       6,190        14,283    12,143
Depreciation           4,799       4,504         9,615     8,873
Amortization of
   prepaid leases        326         481           652     1,004
General supplies
   and expenses        4,442       3,660         8,640     7,185
Claims and insurance   2,524       2,202         4,878     4,492
Communications and
   utilities           1,484       1,226         3,047     2,457
Amortization of
   intangibles           147         198           344       388
Loss (Gain) on
   sale of equipment      55        (159)          (25)     (190)
                      ------     -------       -------   -------
Total operating
   expenses           75,655      61,029       148,445   119,198
                      ------     -------       -------   -------

Operating income       3,573       7,001         3,823    11,007
Interest expense      (3,308)     (3,641)       (6,968)   (7,199)
Other income
   (expense), net        (87)         14          (234)      112
                       -----       -----         -----      ----

Income (loss) before
   income taxes          178       3,374        (3,379)    3,920
Income tax expense
   (benefit)            (329)      1,150        (1,688)    1,344
                       -----       -----        ------     -----
Net income (loss)    $   507    $  2,224      $ (1,691)   $2,576
                       =====      ======        ======     =====

Earnings (loss) per
   common share      $   .09    $    .39      $   (.29)   $  .44
                       =====      ======         =====     =====
Number of shares
   used in computation
   of earnings (loss)
   per common share    5,734       5,774         5,734     5,831
                       =====       =====         =====     =====

See accompanying notes to the consolidated financial statements.


                            TRISM, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS)
                            (UNAUDITED)
                                            Six Months Ended June 30,
                                              1996            1995
Cash flows from operating activities:
   Net income (loss)                        $   (1,691)       $   2,576
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation                              9,615           8,873
        Amortization of prepaid
          operating leases                          652           1,004
        Amortization and write-off of
          intangibles and goodwill                  657             682
        Gain on sale of assets                      (25)           (190)
        Deferred income taxes                    (1,688)          1,344
        Provision for uncollectible
          receivables                               398             333
        Changes in:
           Accounts receivable                  (10,337)         (6,289)
        Prepaid expenses                         (2,538)           (181)
        Accounts payable                          2,741           2,306
        Claims and insurance accruals              (240)             58
        Accrued liabilities                       1,062           2,501
        Other                                      (664)            129
                                                  -----           -----
          Net cash provided by (used in)
            operating activities                 (2,058)         13,146
                                                  -----          ------

Cash flows from investing activities:
   Refund (purchase) of restricted deposits        130            2,367
   Proceeds from sale of property and equipment  2,709              942
   Proceeds from sale of property held for sale     --               17
   Purchases of property and equipment         (11,015)         (13,686)
   Collection (issuance) of notes receivable      (824)             264
   Payment for purchase of companies,
     net of cash acquired                          --             (312)
                                                 -----           ------
        Net cash used in investing activities   (9,000)         (10,408)
                                                 -----           ------

Cash flows from financing activities:
   Net proceeds under revolving credit agreement 9,242               (5)
   Repayment of long-term debt                  (4,817)         (11,344)
   Purchase of treasury stock                       --             (996)
   Issuance of treasury stock                       --               22
   Proceeds from issuance of long-term debt      6,632            3,972
                                                 -----            -----
        Net cash provided by (used in)
          financing activities                  11,057           (8,351)
                                                ------            -----

Increase (decrease) in cash and cash
  equivalents                                      (1)           (5,613)
Cash and cash equivalents, beginning of period    643             6,177
                                                -----             -----
Cash and cash equivalents, end of period     $    642          $    564
                                                =====             =====

Supplemental cash flow information:
   Cash paid during the period for:
      Interest (net of $315,000
        capitalized in 1996)                 $  6,857          $  7,191
                                                =====             =====
      Income taxes                           $     51          $    166
                                                =====             =====
      Property sold in exchange for
        notes receivable                     $     --          $    560
                                                =====             =====

      See accompanying notes to the consolidated financial statements.

                           TRISM, INC.
              Notes to Consolidated Financial Statements
                           (Unaudited)
1.  Accounting Policies

    The 1995 Annual Report on Form 10-K for TRISM, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995 have been included.
The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

2.   Long-Term Debt

     On March 20, 1996, the Company's revolving credit agreement (Agreement) was amended to provide for borrowings of up to $20 million and to extend its maturity to April 1998. Subsequently, on August 13, 1996, the Agreement was further amended to provide for borrowings up to $25 million. The Company was not in compliance with certain financial covenants as defined in the Agreement. The Company obtained a waiver of these covenants through June 30, 1996.

3.  Contingencies

    Under CERCLA and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party"
(PRP), solely because of its activities as a transporter of hazardous sub-stances, at two sites, the Company does not believe it will be subject to material liabilities at such sites.

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

4.  Subsequent Events

    On August 8, 1996, the Company executed a letter of intent to acquire the business and certain assets of the Special Commodities division of J. B. Hunt Transport, Inc. for approximately $7.2 million. The acquisition price would include payment for certain customer lists, goodwill, a covenant not to
compete and approximately 200 trailers.   The Company will also grant options
to J. B. Hunt for the purchase of 300,000 shares of TRISM, INC. stock at $6.50 per share, with a term of five years. The options will not be transferable by J. B. Hunt and will be immediately exercisable. The transaction is expected to close on or before August 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1996 COMPARED WITH QUARTER ENDED JUNE 30, 1995

REVENUES

     Operating revenues increased by $11.2 million, or 16.5 percent, compared with 1995. Approximately $8.9 million, or 79.5%, of the increase was attri-butable to acquisitions made during 1995. The following table presents a comparison of revenues by market group.

                                      1996                1995
     (In thousands)                    Operating                Operating
                           Revenues        Ratio    Revenues       Ratio
    Heavy Haul             $47,517         91.9%    $45,985        89.8%
    Secured Materials       23,632         97.2%     23,145        88.0%
    Trism Transport          8,895        100.1%       --           --
    Logistics                1,670         99.4%      1,380       101.2%
    Eliminations and other  (2,486)          --      (2,480)        --
                            ------        -----      ------        ----
                           $79,228         95.5%    $68,030        89.7%
                            ======        =====      ======       =====

OPERATING INCOME
   Operating income dropped to $3.6 million in 1996 from $7.0 million in 1995. Excluding the effect of Trism Transport (acquired October 1995), revenue per total mile dropped to $1.421 in 1996 from $1.454 in 1995. This decrease in revenue quality caused approximately a $1.6 million drop in operating income. Higher fuel costs accounted for $1.2 million of the change in operating income. The remaining $.8 million decrease in operating income from 1995 to 1996 is due to increased purchased transportation resulting from financing new and replace-ment tractors and trailers with operating leases in 1996.

   HEAVY HAUL revenues grew by 3.3% in 1996 over 1995. Revenue per total mile decreased to $1.481 in 1996 from $1.495 in 1995, primarily due to weaker specialized freight demand in 1996. Direct operating costs per mile increased to $1.158 in 1996 from $1.128 in 1995, due to increased purchased transporta-tion and fuel costs. Indirect costs per mile decreased to $.203 in 1996 from $.212 in 1995, primarily due to leveraging these costs over a larger revenue base.

   SECURED MATERIALS revenues increased by 2.1% in 1996 over 1995. Revenue per total mile dropped to $1.321 in 1996 from $1.388 in 1995, primarily due to a change in freight mix in 1996. The volume of munitions, explosives and radioactive materials shipments decreased by 11.6% in 1996, while hazardous materials shipments increased by 13.8%. Freight rates for munitions, explosives and radioactive materials are approximately 15% to 20% higher than hazardous materials rates.

   Secured Materials' direct operating costs increased to $1.093 per mile in 1996 from $1.022 in 1995. Fuel accounted for $.021 per mile with the cost of carrying excess tractor capacity explaining the balance of the increase. Indirect costs decreased to $.201 per mile in 1996 from $.206 in 1995. Secured Materials completed a tractor reduction program in June 1996.

     TRISM TRANSPORT revenues relate to the acquisition of certain assets of Eastern Flatbed as of October 1, 1995. Transport's revenue per mile, average length of haul and cost structure is markedly different from Heavy Haul and Trism Secured. Revenue per mile for the second quarter of 1996 was $1.166 with an average length of haul of 459 miles. Additionally, approximately 31% of its revenues were sub-contracted to other trucking companies, including other Trism subsidiaries. Trism Transport sustained operating losses in the second quarter of 1996 due principally to costs associated with replacing a substantial portion of its tractor and trailer fleet, high driver wage and fuel costs and accident related expenses.

     LOGISTICS revenues relate to the acquisition of Kavanagh and Associates in March 1995.

EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1996 to 1995.

                                     QUARTER ENDED JUNE 30,        INCREASE
                                     1996       1995              (DECREASE)
Salaries, wages and fringe benefits   36.2 %     36.5 %             (0.3)%
Purchased transportation              17.6 %     12.8 %              4.8 %
Operating supplies and expenses       15.1 %     13.5 %              1.6 %
Operating taxes and licenses           9.2 %      9.1 %              0.1 %
General supplies and expenses          5.6 %      5.4 %              0.2 %
Claims and insurance                   3.2 %      3.2 %               --
Depreciation                           6.1 %      6.6 %              (0.5)%
Amortization of prepaid leases         0.4 %      0.7 %              (0.3)%
Communications and utilities           1.9 %      1.8 %               0.1 %
Gain on sale of equipment               --       (0.2)%               0.2 %
Amortization of intangibles            0.2 %      0.3 %              (0.1)%
                                      ----       ----                ----
                                      95.5 %     89.7 %               5.8 %
                                      ====       ====                ====

     Purchased transportation costs increased by $5.2 million in 1996 over 1995. This category includes the following expenditure types:

(In thousands)                   1996             1995
Independent contractors         $5,108            $4,270
Sub-contractor carriers          5,921             3,693
Tractor and trailer lease        2,886               771
                                 -----             -----
                               $13,915            $8,734
                                ======             =====

    Independent contractor capacity increased to an average of 216 units in 1996 from 199 units in 1995, mostly related to acquired companies. Sub-contractor carrier expense increased with revenues, which are primarily attributed to Logistics and Trism Transport. The increase in lease expense results from financing new replacement tractors and trailers with operating leases in 1996.

     For 1996, operating supplies and expenses increased on a percentage of revenue basis by 1.6%. This increase related principally to higher fuel costs per gallon and slightly lower miles per gallon. This variance caused operating cost to increase by $1.2 million in 1996 over 1995. The Company implemented fuel surcharges during the three months ended June 30, 1996, resulting in the recovery of $.7 million to help defray the increase in fuel prices.

     The change in mix of owned versus leased tractors and trailers caused the reduction in depreciation expense as a percentage of revenue.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

REVENUES

     Operating revenues increased by $22.1 million, or 17.0 percent, compared with 1995. Approximately $18.2 million, or 82.4%, of the increase was attributable to acquisitions made during 1995. The following table presents a comparison of revenues by market group.

                                 1996                      1995
                                      Operating                 Operating
(In thousands)         Revenues           Ratio     Revenues      Ratio
Heavy Haul             $90,795           94.3%      $88,773        91.4%
Secured Materials       46,531           98.2%       44,918        89.5%
Trism Transport         16,637          103.0%          --           --
Logistics                2,903          102.0%        1,380       101.2%
Eliminations and other  (4,598)           --         (4,866)        --
                         -----          -----         -----       -----
                      $152,268           97.5%     $130,205        91.5%
                       =======          =====       =======       =====

OPERATING INCOME

     Operating income declined to $3.8 million in 1996 from $11.0 million in 1995. Excluding the effect of Trism Transport (acquired October 1995), revenue per total mile dropped to $1.405 in 1996 from $1.452 in 1995. This decrease in revenue quality resulted in a $4.3 million reduction in operating income. Higher fuel costs accounted for $1.9 million of the change in operating income. Increased ownership costs resulting from financing new replacement tractors and trailers with operating leases in 1996, principally explains the remaining decrease from 1995 to 1996.

     HEAVY HAUL revenues grew by 2.3% in 1996 over 1995. Revenue per total mile decreased to $1.461 in 1996 from $1.493 in 1995, primarily due to weaker specialized freight demand in 1996. Direct operating costs per mile increased to $1.175 in 1996 from $1.142 in 1995, due to increased company tractor owner-ship and fuel costs and independent contractor expense. Indirect costs per mile decreased to $.210 in 1996 from $.225 in 1995, primarily due to leveraging these costs over a larger revenue base.

     SECURED MATERIALS revenues grew by 3.6% in 1996 over 1995. Revenue per total mile dropped to $1.315 in 1996 from $1.385 in 1995. This negative rate variance accounts for approximately 6% of the 9% increase in the operating ratio. Tri-State Motor Transit Co. (TSMT), which accounts for 86% of Secured Materials revenue, encountered a dramatic change in its freight mix in 1996 from 1995 levels. Freight rates for munitions, explosives and radioactive materials are approximately 15% to 20% higher than hazardous materials rates. As explained below, TSMT additionally suffered significant rate reductions in each of its specialized commodity markets.

     (% of Loaded Miles)             1996        1995        CHANGE
     Munitions and explosives       30.2%        33.0%       (2.8%)
     Hazardous materials            25.4%        18.5%        6.9%
     Radioactive materials           9.6%         9.2%         .4%
     Other special commodities       4.8%         4.4%         .4%
     Freight all kinds              30.0%        34.9%       (4.9%)
                                   -----        -----
                                   100.0%       100.0%
                                   =====        =====

   The munitions market was negatively impacted by reduced Department of Defense shipments. Freight rates slipped by approximately 7% as munitions carriers strived to maintain business volumes. TSMT targeted the commercial explosives market to improve the productivity of its munitions capacity. Revenue grew in the market by 15% in 1996 over 1995. TSMT expects further growth in this market through private fleet conversions and increased for hire market share.

     TSMT successfully targeted the hazardous waste market for growth in 1996. Revenue increased by 35% as TSMT converted freight previously transported by private carriage as well as increased its market share from commercial carriers. Freight rates came under pressure, dropping approximately 3%, as competitors fought to retain market share.

     Freight all kinds is freight typically transported by general commodity dry van or flatbed carriers. TSMT uses this freight for back-haul or tractor repositioning purposes and should represent approximately 20% of loaded miles. The increase in hazardous materials freight allowed TSMT to lessen its dependence on the low yielding freight all kinds to 30.0% in 1996 from 34.9% in 1995. Further growth in hazardous and commercial explosives, combined with the reduction in capacity in the second quarter 1996 will help TSMT achieve its goal of freight all kinds only accounting for 20% of volume.

     Secured Materials' direct operating costs increased to $1.086 per mile in 1996 from $1.033 in 1995. Fuel accounted for $.019 per mile with the cost of carrying excess tractor capacity explaining the balance of the increase. Indirect costs increased to $.212 per mile in 1996 from $.209 in 1995.

     TRISM TRANSPORT revenues relate to the acquisition of certain assets of Eastern Flatbed as of October 1, 1995. Transport's revenue per mile, average length of haul and cost structure is markedly different from Heavy Specialized and Trism Secured. Revenue per mile for the first half of 1996 was $1.114 with an average length of haul of 469 miles. Additionally, approximately 33% of its revenues were sub-contracted to other trucking companies, including other Trism subsidiaries. Due to its low cost structure, in terms of driver pay, trailer to tractor ratio and terminal network, its reliance on independent contractors and sub-contractor carriers, the return on net employed assets for Transport is expected to be substantially higher than the other Trism operating companies. Trism Transport sustained operating losses in 1996 due principally to costs associated with replacing a substantial portion of its tractor and trailer fleet, high fuel costs and accident related expenses.

     LOGISTICS revenues relate to the acquisition of Kavanagh and Associates in March 1995. Kavanagh signed a major two year logistics contract with AETS, a Chem-Waste subsidiary, in May 1996.

EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1996 to 1995.

                               SIX MONTHS ENDED JUNE 30,        INCREASE
                               1996              1995          (DECREASE)
Salaries, wages and fringe
  benefits                      36.8%             37.8%          (1.0)%
Purchased transportation        18.3%             12.2%           6.1 %
Operating supplies and
  expenses                      15.2%             13.6%           1.6 %
Operating taxes and licenses     9.4%              9.3%           0.1 %
General supplies and expenses    5.7%              5.5%           0.2 %
Claims and insurance             3.2%              3.4%          (0.2)%
Depreciation                     6.3%              6.8%          (0.5)%
Amortization of prepaid leases   0.4%              0.8%          (0.4)%
Communications and utilities     2.0%              1.9%           0.1 %
Gain on sale of equipment         --              (0.1)%          0.1 %
Amortization of intangibles      0.2%              0.3%          (0.1)%
                              ------            ------         ------
                                97.5              91.5%           6.0 %
                              ======            ======         ======

    Salaries, wages and fringe benefits increased by $6.9 million in 1996 compared with 1995. Approximately $5.1 million of the increase was in driver wages and fringe benefits, which related to a 15.1% increase in 1996 total company driver miles over 1995. The increase in non-driver compensation related to the acquisition of Kavanagh, Whitten and Eastern Flatbed, offset by a one time charge of $.4 million in 1995 relating to the Separation and Consulting Agreement between the Company and its former President, Chief Executive Officer and Director of the Company.

     Purchased transportation costs increased by $11.9 million in 1996 over 1995. This category includes the following expenditure types:

     (In thousands)                     1996                  1995
     Independent contractors           $10,338               $  7,885
     Sub-contractor carriers            11,988                  6,764
     Tractor and trailer lease           5,505                  1,254
                                        ------                 ------
                                       $27,831                $15,903
                                        ======                 ======

    Independent contractor capacity increased to an average of 244 units in 1996 from 188 units in 1995, mostly related to acquired companies. Sub-contractor carrier expense increased with revenues, which are primarily attributed to Kavanagh Logistics and Trism Transport. The increase in lease expense results from financing new replacement tractors and trailers with operating leases in 1996.

     For 1996, operating supplies and expenses increased on a percentage of revenue basis by 1.6%. This increase related principally to higher fuel costs per gallon and lower miles per gallon due to the severe winter weather in the first quarter 1996. This variance caused operating cost to increase by $1.9 million in 1996 over 1995. The Company implemented fuel surcharges during April 1996, and has recovered $.7 million to help defray the increase in fuel prices.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the first six months of 1996 net cash provided by operating activitie decreased $15.2 million when compared with the first six months of 1995. Approximately $5.8 million of the decrease is due to additional accounts receivable related to the acquisition of Eastern Flatbed in October 1995.
The remainder is primarily attributable to the loss sustained by the Company during 1996.

     In the first half of 1996, the Company purchased $7.3 million of new equipment, paid $3.7 million related to the construction of the new terminal in Georgia and repaid scheduled debt obligations of $4.8 million. Approximately $6.6 million of the revenue equipment was financed by the issuance of long-term debt. The Company acquired an additional $22.3 million of revenue equipment under operating leases.

     On March 20, 1996, the Company's revolving credit agreement was amended to increase available borrowings from $15 million to $20 million. The term of the agreement was extended to April 1998. Subsequently, on August 13, 1996, the agreement was further amended to increase available borrowings to $25 million.

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

CAPITAL EXPENDITURES

     A breakdown of capital expenditures is set forth in the following table (in thousands):

                                                               Actual
                                        Projected         For the Six Months
                                    For the Year Ending        Ending
                                       December 31,           June 30,
                                         1996              1996      1995
     Structures and improvements         $ 4,450           $ 3,673   $ 127
     Revenue equipment                     7,109             6,209  12,636
     Satellite tracking devices and
       other equipment                     3,155             1,133     923
                                          ------            ------  ------
                                          14,714            11,015  13,686
                                          ------            ------  ------
     Revenue equipment acquired under
       operating leases                   26,174            22,274   7,829
                                          ------           -------  ------
     Total capital expenditures         $ 40,888          $ 33,289 $21,515
                                          ======           =======  ======

     Depreciation expense               $ 18,459         $   9,615 $ 8,873

     The Company's original capital expenditures projection for the year ending December 31, 1996, including operating leases, was $45.7 million. The decrease reflected above is due to the planned reduction in revenue equipment capacity to match existing market conditions.

INFLATION AND FUEL COSTS

    Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations unless freight rates could be increased.

SUBSEQUENT EVENTS

      On August 8, 1996, the Company executed a letter of intent to acquire the business and certain assets of the Special commodities division of J. B. Hunt Transport, Inc. for approximately $7.2 million. The acquisition price would include payment for certain customer lists, goodwill, a covenant not to compete and approximately 200 trailers. The Company will also grant options to J. B. Hunt and will be immediately exercisable. The transaction is expected to close on or before August 31, 1996.

                              PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight.

     The Company is also a party to the following:

     Roy A. Reese v. Trism Specialized Carriers, Inc. and Tri-State Motor Transit Co. is a lawsuit pending in the Circuit Court of Jefferson County, Alabama. It arises from a lease, transfer and consulting agreement between the Company and Mr. Reese (and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract.
He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counter-claims. The case is scheduled for trial during August 1996. Discovery is continuing.

     National Council on Compensation Insurance v. McGil Specialized Carriers, Inc. (McGil) and AAA Truck Lease and Sales, Inc. (AAA), an affiliate of McGil, arises from agreements between AAA and two employee-leasing companies for years prior to the Company's acquisition of McGil (now known as Trism Specialized Carriers, Inc.) in August 1991. The plaintiff has filed suit against the employee leasing companies, McGil, AAA and several other transportation companies alleging violations of the Racketeer Influenced and Corrupt Organizations Act. The Company maintains that AAA properly performed under the terms of the agreements with the employee-leasing companies. The case is scheduled for trial in March 1997. Discovery has just begun.

     The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)     The date of the annual meeting was May 8, 1996.
     (b)     Not required.
     (c)     The following matters were voted on at the meeting:

(1) The following persons were nominated and elected to serve as directors of TRISM, Inc.:

                    Affirmative        Votes                      Broker
     Name             Votes          Withheld     Abstentions     Nonvotes
    J. M. Revie     4,331,066       42,281            -              -
    J. H. Gingold   4,357,938       15,409            -              -
    N. Gross        3,815,692      557,665            -              -
    J. F. Higgins   4,358,066       15,281            -              -
    J. L. Ray       4,358,066       15,281            -              -
    W. M. Legg      4,357,938       15,409            -              -
    E. V. Conway    4,357,938       15,409            -              -
    J. L. McKenney  3,815,564      557,783            -              -
    J. J. Kilcullen 4,358,066       15,281            -              -

(2) The TRISM, Inc. Amended and Restated Stock Option Plan was approved by the following vote:

                    Affirmative      Negative                       Broker
                       Votes            Votes       Abstentions     Nonvotes

                    3,762,774         52,704           40,945         516,924

(3) The TRISM, Inc. Non-Employee Director Stock Option Plan was approved by the following vote:

                    Affirmative      Negative                       Broker
                      Votes            Votes       Abstentions     Nonvotes

                      3,495,347       339,630         43,246       495,124

(4) An amendment to the TRISM, Inc. Certificate of Incorporation to increase the authorized number of shares of Common Stock to 10 million was approved by the following vote:

                      Affirmative      Negative                      Broker
                        Votes            Votes       Abstentions     Nonvotes

                        4,294,442        66,370         12,535       800,279

(5) The appointment of Coopers & Lybrand, independent accountants, was ratified by the following vote:

                    Affirmative      Negative                         Broker
                      Votes            Votes       Abstentions        Nonvotes

                       4,356,431       14,226         2,690              -

     (d)   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.    Exhibits

     The following exhibit is filed as part of this report:

                    Designation                   Nature of Exhibit

                         11                 Computation of earnings per
                                            common share

                         27                 Financial Data Schedule

     B.    Reports on Form 8-K

     During the quarter covered by this report there were no reports on Form 8-K filed.

     Items 2, 3 and 5 of Part II were not applicable and have been omitted.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRISM, INC.


August 15, 1996               By:  James M. Revie
DATE                               James M. Revie
                                   Director, Chairman of the Board and
                                   Chief Executive Officer



August 15, 1996               By:  James G. Overley
DATE                               James G. Overley
                                   Senior Vice President of Finance,
                                   Chief Financial Officer
                                   and Treasurer

                                  TRISM, INC.
                                 EXHIBIT INDEX



       Exhibit Number              Description

            11     Computation of earnings per common share
            27     Financial Data Schedule