Form 10-Q
period 1996-09-30
TRISM INC /DE/
filed 1996-11-14
CIK 914480

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[ X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE      ACT OF 1934

For the quarterly period ended September 30, 1996

or

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE      ACT OF 1934

For the transition period from ---------- to ---------------

                  Commission file number   0-23210

                               TRISM, INC.
        (Exact name of registrant as specified in its charter)

          DELAWARE                            13-3491658
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)

4174 Jiles Road, Kennesaw, Georgia              30144
Address of principal executive offices)       (Zip Code)

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

As of October 31, 1996, 5,733,137 shares of TRISM, INC.'s common stock, par value $.01 per common share were outstanding.

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

                        PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   TRISM, INC.
                         Consolidated Balance Sheets
                                 (In Thousands)
                                 (Unaudited)
                                         September 30,         December 31,
                                             1996                  1995
ASSETS

Current assets:
Cash and cash equivalents                $    1,586              $       643
Restricted and insurance deposits             1,293                    1,120
Accounts receivable, net                     56,783                   44,830
Materials and supplies                        2,319                    2,307
Prepaid expenses                             19,162                   16,282
Current portion of deferred income taxes      3,390                    3,421
                                            -------                  -------
Total current assets                         84,533                   68,603

Property and equipment, net                 117,591                  119,043
Property held for sale                       10,391                   10,486
Other assets                                 27,708                   20,639
                                            -------                  -------
Total assets                               $240,223                 $218,771
                                            =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable                             $    2,500                 $    --
Accounts payable                             19,334                   18,901
Equipment payable                                --                      635
Claims and insurance accruals                 5,715                    5,808
Accrued liabilities                          10,822                    6,008
Current maturities of long-term debt         12,160                    9,230
Total current liabilities                    50,531                   40,582

Long-term debt                              143,048                  128,417
Claims, insurance accruals and other          6,193                    6,317
Deferred income taxes                         6,421                    8,348
Total liabilities                           206,193                  183,664
                                            -------                  -------
Stockholders' equity (deficit):
Common stock; $.01 par; 10,000,000
  shares authorized; 5,899,137
  shares issued at September 30, 1996,
  and December 31, 1995                          59                      59
Additional paid-in capital                   37,086                  37,086
Loans to stockholders                          (368)                   (368)
Accumulated deficit                          (1,198)                   (121)
Treasury stock, at cost, 166,000 shares at
  September 30, 1996 and December 31, 1995   (1,549)                 (1,549)
Total stockholders' equity                   34,030                  35,107
                                             ------                  ------
Total liabilities and stockholders'
  equity                                   $240,223                $218,771
                                            =======                 =======

      See accompanying notes to the consolidated financial statements.

                                TRISM, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                           Three Months               Nine Months
                           Ended September 30,       Ended September 30,
                          1996           1995        1996            1995
Revenues                 $80,166         $67,658     $232,434        $197,863
                          ------          ------      -------         -------
Operating expenses:
Salaries, wages and
 fringe benefits          28,426          24,989       84,508          74,210
Operating supplies and
  expenses                11,220           9,252       34,318          26,975
Purchased
  transportation          14,986          10,102       42,818          26,032
Operating taxes
  and licenses             7,221           6,253       21,504          18,396
Depreciation               4,612           4,662       14,227          13,535
Amortization of
  prepaid leases              --             377          652           1,354
General supplies
  and expenses             4,661           3,597       13,278          10,782
Claims and insurance       2,516           2,093        7,416           6,585
Communications and
  utilities                1,472           1,283        4,519           3,740
Amortization of
  intangibles                152             198          496             585
Loss (Gain) on sale
  of equipment                43             (11)          18            (201)
                           -----           -----         ----           -----
    Total operating
          expenses        75,309          62,795      223,754         181,993
                          ------          ------      -------         -------

Operating income           4,857           4,863        8,680          15,870
Interest expense          (3,635)         (3,364)     (10,604)        (10,563)
Other income
  (expense), net               2             (40)        (231)             72
                           -----           -----       ------          ------

Income (loss) before
   income taxes            1,224           1,459       (2,155)          5,379
Income tax expense
   (benefit)                 610             254       (1,078)          1,598
                           -----           -----        -----           -----
Net income (loss)        $   614         $ 1,205      $(1,077)         $3,781
                          ======          ======       ======           =====

Earnings (loss)
  per common share       $   .11         $   .21      $  (.19)         $  .65
Number of shares used
  in computation of
  earnings (loss) per
  common share             5,734           5,802        5,734           5,814
                           =====           =====        =====           =====


     See accompanying notes to the consolidated financial statements.


                                 TRISM, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)
                                      Nine Months Ended September 30,
                                             1996             1995
Cash flows from operating activities:
Net income (loss)                            $(1,077)         $3,781
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
  Depreciation                                14,227          13,535
  Amortization of
    prepaid operating leases                     652           1,355
  Amortization and write-off
    of intangibles and goodwill                  965           1,036
  Loss (Gain) on sale of assets                   18            (201)
  Deferred income taxes                       (1,078)          1,598
  Provision for uncollectible receivables        662             398
  Changes in:
    Accounts receivable                      (13,115)         (6,166)
Prepaid expenses                              (3,845)           (330)
Accounts payable                                 433           6,258
Claims and insurance accruals                   (217)           (168)
Accrued liabilities                            4,064           3,875
Other                                            249             145
Net cash provided by (used in)
   operating activities                        1,938          25,116
                                               -----          ------

Cash flows from investing activities:
Refund (purchase) of restricted deposits        (173)          2,610
Proceeds from sale of property and equipment   5,555           1,021
Proceeds from sale of property held for sale     --              290
Purchases of property and equipment          (17,983)        (21,402)
Collection (issuance) of notes receivable     (1,372)            416
Payment for purchase of companies,
  net of cash acquired                        (2,886)         (3,362)
                                               -----           -----
Net cash used in investing activities        (16,859)        (20,427)
                                              ------          ------

Cash flows from financing activities:
Net proceeds under revolving credit
  agreement                                    8,104           1,872
Repayment of long-term debt                   (7,843)        (15,819)
Purchase of treasury stock                       --             (996)
Issuance of treasury stock                       --               22
Proceeds from issuance of long-term debt      15,603           5,474
Net cash provided by (used in) financing
  activities                                  15,864          (9,447)
                                              ------           -----

Increase (decrease) in cash and cash
  equivalents                                    943          (4,758)
Cash and cash equivalents, beginning
  of period                                      643           6,177
                                              ------          ------
Cash and cash equivalents, end of period   $   1,586        $  1,419
                                              ======         =======

Supplemental cash flow information:
  Cash paid during the period for:
    Interest (net of $444,392 and
       $25,408 capitalized in 1996
       and 1995, respectively)             $   7,991        $  7,967
                                              ======         =======
Income taxes                               $      73        $    201
Property sold in exchange for
  notes receivable                         $     --         $    560
                                              ======          ======

 See accompanying notes to the consolidated financial statements.

                             TRISM, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.     Accounting Policies

       The 1995 Annual Report on Form 10-K for TRISM, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain prior year data has been reclassified to conform to current year presentation.

2.     Long-Term Debt

       On November 8, 1996, the Company executed a waiver and amendment to the revolving credit and security agreement ("Agreement") to expand its borrowing base, amend certain financial covenants, and waive certain financial covenants for which the Company was not in compliance at September 30, 1996. The Company previously modified the Agreement on March 20, 1996 and August 13, 1996 to provide borrowings up to $25 million and extend its maturity to April 1998.

3.     Acquisition

       On August 30, 1996, the Company acquired the business and certain assets of the Special Commodities division of J.B. Hunt Transport, Inc. ("Hunt") for $7.4 million. The acquisition price included payment for certain customer lists, goodwill, a covenant not to compete and approximately 250 trailers. The Company financed the acquisition price with $4.9 million of equipment debt and a $2.5 million note payable to Hunt. The Company also granted options to Hunt for the purchase of 300,000 shares of TRISM, Inc. stock at $6.50 per share, with a term of five years. The options are not transferable by Hunt and are immediately exercisable.

4.     Contingencies

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED SEPTEMBER 30,
1995

REVENUES

     Operating revenues increased by $12.5 million, or 18.5 percent, compared with 1995. Approximately $9.1 million, or 72.8%, of the increase was attributable to acquisitions made during 1995. The following table presents a comparison of revenues by market group.

                               1996                     1995
                                  Operating                  Operating
(In thousands)      Revenues        Ratio       Revenues       Ratio
Heavy Haul          $46,190         92.3%       $44,477       92.7%
Secured Materials    25,840         91.1%        23,703       92.3%
Trism Transport       9,116        102.3%           --          --
Logistics             1,175        107.7%         1,385      102.4%
Eliminations and
  other              (2,155)          --         (1,907)        --
                      -----        -----          -----      -----
                    $80,166         93.9%       $67,658       92.8%
                     ======        =====         ======      =====

OPERATING INCOME

     Operating income was $4.9 million on $80.2 million of revenues in 1996, compared to $4.9 million on $67.7 million of revenues in 1995 resulting in an operating ratio of 93.9% and 92.8%, respectively. Excluding the effect of Trism Transport (acquired October, 1995), revenue
per total mile increased to $1.471 in 1996 from $1.406 in 1995.   The
operating ratio was negatively impacted in 1996 by financing new and replacement tractors and trailers with operating leases and higher fuel prices which were partially offset by fuel surcharges to customers.

     HEAVY HAUL revenues grew by 3.9% in 1996 over 1995. Revenue per total mile increased to $1.475 in 1996 from $1.439 in 1995 as a result of an increase in the Company's loaded mile ratio which improved to 85.6% from 83.5%. The operating ratio improved from 92.7% in 1995 to 92.3% in 1996 but was negatively impacted by higher fuel prices and financing new and replacement equipment with operating leases.

     SECURED MATERIALS revenues increased by 9.0% in 1996 over 1995. Revenue per total mile increased to $1.464 in 1996 from $1.356 in 1995, primarily due to an improvement in freight mix in 1996. The volume of hazardous materials freight increased by 11.1%. This increase in hazardous materials freight allowed Secured Materials to lower its dependence on low yielding freight all kinds (back-haul freight) to 23% in 1996 from 32% in 1995. Freight rates for hazardous materials are approximately 20% to 30% higher than freight all kinds rates. These factors coupled with a reduction in indirect costs as a percentage of revenues offset increased driver pay, higher fuel costs and increased purchased transportation costs and resulted in an operating ratio of 91.1% in 1996 compared to 92.3% in 1995.

     TRISM TRANSPORT revenues relate to the acquisition of certain assets of Eastern Flatbed as of October 1, 1995. Trism Transport's revenue per mile, average length of haul and cost structure is markedly different from Heavy Haul and Trism Secured. Revenue per mile for the third quarter of 1996 was $1.123 with an average length of haul of 470 miles. Trism Transport's operating results were negatively impacted by higher fuel costs and lower than expected asset utilization due to an increase in competition for drivers.

     LOGISTICS revenues relate to the acquisition of Kavanagh and Associates in March 1995.

EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1996 to 1995.

                               QUARTER ENDED SEPTEMBER 30,   INCREASE
                                  1996         1995         (DECREASE)
Salaries, wages and
  fringe benefits                 35.5%        36.9%         (1.4)%
Purchased transportation          18.7%        14.9%          3.8 %
Operating supplies and expenses   14.0%        13.7%          0.3 %
Operating taxes and licenses       9.0%         9.2%         (0.2)%
General supplies and expenses      5.8%         5.3%          0.5 %
Claims and insurance               3.1%         3.1%          --
Depreciation                       5.7%         6.9%         (1.2)%
Amortization of prepaid leases      --          0.6%         (0.6)%
Communications and utilities       1.8%         1.9%         (0.1)%
Gain on sale of equipment          0.1%          --%          0.1 %
Amortization of intangibles        0.2%         0.3%         (0.1)%
                                  ----         ----          ----
                                  93.9%        92.8%          1.1 %
                                 =====         ====          ====

     Salaries, wages and fringe benefits increased by $3.4 million in 1996 compared to 1995. Approximately $2.4 million of the increase was in driver wages and fringe benefits, which related to a 14.1% increase in 1996 total company driver miles over 1995. The increase in non-driver compensation relates to a 9% increase in non-driver employees primarily due to the October, 1995 acquisition of Eastern Flatbed.

     Purchased transportation costs increased by $4.9 million in 1996 over 1995. This category includes the following expenditure types:

         (In thousands)                1996             1995
         Independent contractors    $  4,292         $  4,523
         Sub-contractor carriers       7,015            4,557
         Tractor and trailer lease     3,679            1,022
                                     -------           ------
                                     $14,986          $10,102
                                      ======           ======

     Independent contractor capacity decreased to an average of 190 units in 1996 from 217 units in 1995. Sub-contractor carrier expense increased with revenues, which are primarily attributed to Trism Transport and special project revenues related to hazardous materials shipments. The increase in lease expense results from financing new replacement tractors and trailers with operating leases in 1996.

     The change in mix of owned versus leased tractors and trailers caused the reduction in depreciation expense as a percentage of revenue.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED
 SEPTEMBER 30, 1995

REVENUES

     Operating revenues increased by $34.6 million, or 17.5 percent, compared with 1995. Approximately $27.5 million, or 79.5%, of the increase was attributable to acquisitions made during 1995. The following table presents a comparison of revenues by market group.

                                 1996                    1995
                                    Operating                Operating
(In thousands)          Revenues      Ratio       Revenues     Ratio
Heavy Haul              $136,985      93.7%       $133,250     91.9%
Secured Materials         72,371      95.7%         68,623     90.6%
Trism Transport           25,753     102.7%            --       --
Logistics                  4,078     103.6%          2,765    101.8%
Eliminations and other    (6,753)       --          (6,775)     --
                          ------     -----          ------    -----
                        $232,434      96.3%       $197,863     92.0%
                         =======     =====         =======    ======

OPERATING INCOME

     Operating income declined to $8.7 million in 1996 from $15.9 million in 1995. Excluding the effect of Trism Transport (acquired October 1995), revenue per total mile dropped to $1.426 in 1996 from $1.436 in 1995. This decrease in revenue quality resulted in a $1.3 million reduction in operating income. Higher fuel costs accounted for $1.6 million of the change in operating income. Increased purchased transportation costs resulting from financing new replacement tractors and trailers with operating leases in 1996, principally explains the remaining decrease from 1995 to 1996. These factors negatively impacted the operating ratio of each market group.


EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1996 to 1995.

                              NINE MONTHS ENDED
                                SEPTEMBER 30,          INCREASE
                              1996         1995        (DECREASE)
Salaries, wages and
  fringe benefits             36.4%        37.5%         (1.1)%
Purchased transportation      18.4%        13.2%          5.2 %
Operating supplies and
  expenses                    14.8%        13.6%          1.2 %
Operating taxes and licenses   9.3%         9.3%           -- %
General supplies and expenses  5.7%         5.5%          0.2 %
Claims and insurance           3.2%         3.3%         (0.1)%
Depreciation                   6.1%         6.8%         (0.7)%
Amortization of prepaid leases 0.3%         0.7%         (0.4)%
Communications and utilities   1.9%         1.9%           -- %
Gain on sale of equipment       --         (0.1)%         0.1 %
Amortization of intangibles    0.2%         0.3%         (0.1)%
                              ----          ---           ---
                              96.3%        92.0%          4.3 %
                              ====         ====           ====

     Salaries, wages and fringe benefits increased by $10.3 million in 1996 compared with 1995. Approximately $7.4 million of the increase was in driver wages and fringe benefits, which related to a 14.8% increase in 1996 total company driver miles over 1995. The increase in non-driver compensation related to the acquisition of Kavanagh, C.I. Whitten Transfer Co. and Eastern Flatbed, offset by a one time charge of $.4 million in 1995 relating to the Separation and Consulting Agreement between the Company and its former President, Chief Executive Officer and Director of the Company.

     Purchased transportation costs increased by $16.8 million in 1996 over 1995. This category includes the following expenditure types:

            (In thousands)              1996               1995
            Independent contractors     $14,630          $ 12,408
            Sub-contractor carriers      19,003            11,322
            Tractor and trailer lease     9,185             2,302
                                        -------            ------
                                        $42,818           $26,032
                                         ======            ======

     Independent contractor capacity increased to an average of 226 units in 1996 from 197 units in 1995, mostly related to acquired companies. Sub-contractor carrier expense increased with revenues, which are primarily attributed to Kavanagh Logistics and Trism Transport. The increase in lease expense results from financing new replacement tractors and trailers with operating leases in 1996.

     For 1996, operating supplies and expenses increased on a percentage of revenue basis by 1.2%. This increase related principally to higher fuel costs per gallon and lower miles per gallon due to the severe winter weather in the first quarter 1996. This variance caused operating cost to increase by $2.9 million in 1996 over 1995. The Company implemented fuel surcharges during April 1996, and has recovered $1.3 million to help defray the increase in fuel prices.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of 1996 net cash provided by operating activities decreased $23.2 million when compared with the first nine months of 1995. Approximately $7.0 million of the decrease is attributable to increased revenue volume and the resulting increase in accounts receivable. Another $5.5 million of the decrease is due to additional accounts receivable related to the acquisition of Eastern Flatbed in October 1995. The remainder is primarily attributable to the loss sustained by the Company during 1996.

     In the first nine months of 1996, the Company purchased $12.5 million of new equipment, paid $5.5 million related to the construction of the new terminal in Georgia and repaid scheduled debt obligations of $7.8 million. Approximately $8.4 million of the revenue equipment was financed by the issuance of long-term debt. The Company acquired an additional $26.1 million of revenue equipment under operating leases and $1.6 million under a capital lease.

     The Company obtained $7.2 million under a sale-leaseback of revenue equipment in August 1996. Approximately $4.9 million of these proceeds were used to fund the acquisition of Hunt with the remaining financing provided by the seller in the form of a non-interest bearing note payable of $2.5 million.

     On November 8, 1996, the Company executed a waiver and amendment to the revolving credit and security agreement ("Agreement") to expand its borrowing base, amend certain financial covenants, and waive certain financial covenants for which the Company was not in compliance at September 30, 1996. The Company previously modified the Agreement on March 20, 1996 and August 13, 1996 to provide borrowings up to $25 million and extend its maturity to April 1998.

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

CAPITAL EXPENDITURES

     A breakdown of capital expenditures is set forth in the following table (in thousands):

                                          Projected       Actual
                                        For the Year   For the Nine
                                           Ending      Months Ended
                                        December 31,     September 30,
                                           1996         1996    1995
Structures and improvements                $5,500       $5,472   $1,649
Revenue equipment                          10,000        9,975   18,050
Satellite tracking devices
   and other equipment                      3,155        2,536    1,703
                                           ------        -----    -----
                                           18,655       17,983   21,402

Revenue equipment acquired
   under  capital or
   operating leases                        27,739       27,739   11,239
                                          -------       ------   ------
Total capital expenditures                $46,394      $45,722  $32,641
                                           ======       ======   ======
Depreciation expense                      $18,459      $14,227  $13,535

INFLATION AND FUEL COSTS

     Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations unless freight rates could be increased.

                       PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage
arising from the transportation of freight.   The Company does not believe
that any claims or threatened claims of which it is aware are likely to materially and adversely affect the Company's financial condition.

     The Company obtained resolution on the following lawsuits during the third quarter of 1996:

     ROY A. REESE V. TRISM SPECIALIZED CARRIERS, INC. AND TRI-STATE MOTOR TRANSIT CO. was a lawsuit pending in the Circuit Court of Jefferson County, Alabama. It arose from a lease, transfer and consulting agreement between the Company and Mr. Reese (and his wholly owned corporation) dated August 24, 1992. Plaintiff alleged breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. The Company maintained that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and
his company.   The Company successfully defended this lawsuit at a jury
trial in August, 1996.

     NATIONAL COUNCIL ON COMPENSATION INSURANCE V. MCGIL SPECIALIZED CARRIERS, INC. (MCGIL) AND AAA TRUCK LEASE AND SALES, INC. (AAA), AN AFFILIATE OF MCGIL, arose from agreements between AAA and two employee-leasing companies for years prior to the Company's acquisition of McGil (now known as Trism Specialized Carriers, Inc.) in August 1991. The plaintiff filed suit against the employee leasing companies, McGil, AAA and several other transportation companies alleging violations of the Racketeer Influenced and Corrupt Organizations Act. The Company maintains that AAA properly performed under the terms of the agreements with the employee-leasing companies. However, in order to avoid extensive additional legal expense, the Company has agreed to a settlement of $450,000 payable over the next two years. This liability has been provided for in the September 30, 1996 financial statements.




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


                                   TRISM, INC.


November 14, 1996                  By:  James M. Revie
DATE                                    James M. Revie
                                        Director, Chairman of the Board and
                                        Chief Executive Officer



November 14, 1996                  By:  James G. Overley
DATE                                    James G. Overley
                                        Senior Vice President of
                                        Finance, Chief Financial Officer
                                        and Treasurer

                                     TRISM, INC.

                           EXHIBIT INDEX


         Exhibit Number          Description
           11                    Computation of earnings per common share
           27                    Financial Data Schedule