Form 10-K
period 1996-12-31
TRISM INC /DE/
filed 1997-03-28
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934     (Fee Required)

For the fiscal year ended December 31, 1996

                            or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ----------- to -----------------

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

                         (770) 795-4600
        Registrant's telephone number, including area code

   Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on
                                         which registered

   --------------------              -------------------------

  Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           [    ] Yes      [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on NASDAQ on February 28, 1997 was $14,611,362.

As of February 28, 1997, 5,737,337 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of TRISM, Inc.'s proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

                           TABLE OF CONTENTS

     ITEM                                              PAGE

PART I.     1.     Business                             3
            2.     Properties                           8
            3.     Legal Proceedings                    9
            4.     Submission of Matters to a
                    Vote of Security Holders            9
                   Executive Officers of the Registrant
                    and Principal Subsidiaries          9

PART II.    5.     Market for the Registrant's Common
                    Equity and Related Stockholder
                    Matters                            10
            6.     Selected Financial Data and Operating
                    Statistics                         11
            7.     Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                      13
            8.     Financial Statements and Supplementary
                    Data                               21
            9.     Changes in and Disagreements with
                    Accountants on Accounting and
                   Financial Disclosure              39

PART III.   10.   Directors and Executive Officers
                   of the Registrant                 39
            11.   Executive Compensation             39
            12.   Security Ownership of Certain
                   Beneficial Owners and Management  39
            13.   Certain Relationships and Related
                   Transactions                      39

PART IV.    14.   Exhibits, Financial Statement
                   Schedules and Reports on Form 8-K 40

                  Exhibit Index                      40

                          PART I.

ITEM 1. BUSINESS

OVERVIEW

     TRISM, Inc. (TRISM or the Company) is incorporated in Delaware and specializes in transporting heavy machinery and equipment, hazardous waste, explosives and radioactive materials. The Company conducts its business through operating subsidiaries. The principal subsidiaries are Trism Specialized Carriers, Inc.
(TSC), Tri-State Motor Transit Co. (TSMT), and Trism Transport Services, Inc. (TTSI). TSC transports oversized loads, including heavy machinery and large equipment used in the agricultural, construction, energy, manufacturing and aerospace industries. TSMT transports explosives, hazardous waste and radioactive materials for customers such as the United States government, and the mining, road building, chemical processing and utility industries. TTSI transports building materials, lumber, steel and metal products for customers such as Georgia Pacific.

HISTORY

     The Company entered the trucking business in January 1990 with the acquisition of TSMT, which was engaged in the transportation of explosives, hazardous waste, radioactive materials, aerospace equipment and heavy machinery. The Company completed several strategic transactions in order to increase its market share in the explosives, hazardous waste and radioactive materials sector of its operations, to expand the geographic scope of its operations and to obtain the necessary lane density to achieve profitability in the heavy machinery sector of its operations.

       In March 1991, the Company acquired substantially all of the fixed assets of Lucas Trucking & Leasing, Inc.
       (Lucas), an Arkansas-based truckload carrier in the explosives transportation business, which had revenues of approximately $10 million in 1990.

       In August 1991, the Company acquired McGil Specialized
       Carriers, Inc. (McGil), a Georgia-based heavy machinery truckload company, which had revenues of approximately $64 million in 1990.

       In August 1991, the Company acquired a substantial portion of the operating assets, such as fuel, tires and spare parts, and directly assumed certain equipment obligations of PST, Inc. (PST).

       In January 1992, the Company acquired substantially all the assets of Diversified Freight Services, Inc. (DFS), a
       Houston-based heavy machinery freight broker, which had revenues of approximately $11 million in 1991.

       In January 1992, the Company founded TSC, Inc. by combining the heavy machinery operations of TSMT with those of McGil and DFS.

       In December 1993, the Company issued $100 million of 10.75% Senior Subordinated Notes, due 2000, the proceeds of which were used to repay certain existing indebtedness, acquire revenue equipment under lease and purchase new revenue equipment.

       In February 1994, the Company completed an initial public offering of 1,800,000 shares of common stock at an initial public offering price of $14 per share. The net proceeds to the Company of $21,723,776 were used to repay notes and miscellaneous equipment obligations.

       In August 1994, the Company acquired Diablo Transportation, Inc. (Diablo), a California-based truckload carrier of explosives, hazardous waste and radioactive materials, which had revenues of approximately $8 million in 1993.

       In September 1994, the Company acquired E.L. Powell & Sons
       Trucking Co., Inc. (Powell), an Oklahoma-based heavy machinery truckload company, which had revenues of approximately $11.5 million in 1993.

       In March 1995, the Company acquired Kavanagh & Associates,
       Inc. (Kavanagh), a Clinton, New Jersey based logistics firm which specializes in the same type freight most frequently hauled by TRISM.

       In August 1995, the Company acquired the assets of C.I. Whitten Transfer Co. (Whitten), a trucking firm based in Indianapolis, Indiana, and a subsidiary of Intrenet, Inc. Whitten specializes in the transportation of explosives and munitions, which is compatible with the market segment of TSMT.

       In October 1995, the Company acquired certain assets of Eastern Flatbed Systems, Inc., a trucking firm based near Salt Lake City, Utah. Eastern Flatbed specialized in flatbed trailer service to the building materials markets in the Southwest and Southeast Regions of the United States. The Company formed TTSI to continue service to the general commodity flatbed market and to provide lane balancing freight for the Company's specialized operating units.

       In August 1996, the Company acquired the business and certain assets of the Special Commodities division of J.B. Hunt Transport, Inc. (Special Commodities). Special Commodities specialized in the transportation of hazardous waste and radioactive materials. The acquired operations were combined into the Hazardous Waste division of TSMT.

       As a result of continued operating losses at Trism Transport Services, Inc. during 1996, the Company elected to shut down component operations in the West, consolidate operations in Kennesaw, Georgia, and write off unamortized goodwill associated with the acquisition in the amount of $4.1 million. Accordingly, 1996 results were significantly impacted by these actions.

       In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations and administrative functions and reengineer certain business processes to reduce overhead costs and increase operational efficiency. The Company will include in its 1997 results restructuring charges for the termination of certain employees, relocation of key personnel, engagement of an outside consultant and the closing of unproductive facilities. The Company estimates these charges to approximate $2.5 million to $3.5 million in the first and second quarters of 1997.

STRATEGY

     TRISM's business strategy is to offer high quality, specialized transportation services in specific markets of the trucking industry to service-sensitive customers. The key components of the Company's strategy are as follows:

     MARKET LEADERSHIP

     TRISM has sought to enter niche trucking markets in which it can become the preeminent carrier. These markets generate higher revenues per mile than general freight carriage. There are substantial service and productivity advantages to having a large specialized equipment fleet including high route density and a large and diverse customer base.

     NATIONWIDE COORDINATION OF OPERATIONS

     TRISM's coordinated nationwide operations and careful compliance by the Company's drivers and field personnel with a synchronized network load plan are key elements in its strategy. In order to minimize down time and to reduce empty miles, the Company coordinates its nationwide operations by utilizing systems designed to match driver and equipment availability to customer and geographic demand. As part of this process the Company has equipped substantially all of its tractors with satellite communications equipment which enables the Company's drivers and dispatchers to communicate with each other at any time regardless of where a tractor is in the continental United States. This system enables the Company to provide its customers with current information on the location and status of cargo while in transit. In addition, the Company believes that its reliance predominantly on Company-employee drivers and field sales personnel, rather than independent contractors and third-party sales agents or brokers, aids its ability to coordinate operations.

     SPECIALIZED OPERATING CAPABILITIES AND EQUIPMENT

     TRISM has the capability of handling all of an individual shipper's freight in the Company's niche markets. The Company's operating capabilities include a variety of specialized equipment, regulatory permits and compliance expertise, satellite communications and technology, specialized terminals including segregated munitions storage areas and driver selectivity and training. The Company owns 27 types of trailers in order to meet the specialized needs of shippers. Because of the number and variety of trailers in the Company's fleet, the Company is able to accommodate large nationwide shippers' needs on a timely basis. The breadth of these equipment options is an integral part of the Company's position with its major customers.

     SELECTED ACQUISITIONS AND PRIVATE FLEET CONVERSIONS

     The Company was established and has grown through acquisitions which demonstrated sufficient growth potential and which broadened its geographic scope and customer base. The Company does not intend to acquire additional businesses until the corporate restructuring is complete and the benefits therefrom are realized. However, the Company believes that the continuing consolidation in the trucking industry and conversion of private fleets will provide profitable acquisition opportunities in the future.


MARKET GROUPS

     The Company has three market groups: one which specializes in the transportation of heavy machinery and large equipment, one which specializes in the transportation of hazardous waste, explosives and radioactive materials, and one which specializes in the transportation of building materials, lumber, steel and metal products. Set forth in the following tables are contributions of revenues for each of the Company's market groups for the three years ended December 31, 1996. Revenues and percent of revenues exclude corporate adjustments and intercompany eliminations.

     HEAVY HAUL GROUP
                                1996           1995        1994
  Revenues (in thousands)     $180,325      $174,683     $151,447
  Percent of revenues              58%           64%          66%

     The heavy haul group specializes in the transportation of oversized loads. The largest markets for the heavy haul group are construction and farm machinery manufacturers and dealers, manufacturers of transformers, turbines, electric switchgear and power transmission equipment, importers of industrial durable goods, the United States military, suppliers and contractors to industrial and public construction, metal and platework fabricators, manufacturers of aircraft engines and parts, and manufacturers of vessels to contain inorganic chemicals. Approximately one-fourth of the loads transported require a special permit from state or local governments or an escort.

     Its principal operating center is located in Kennesaw, Georgia, and it operates 30 terminals strategically located throughout the continental United States. The operating companies within the heavy specialized group have operating authority in the entire continental United States and nine provinces of Canada.

     SECURED MATERIALS GROUP
                                 1996        1995        1994
   Revenues (in thousands)     $97,930     $91,502     $78,740
   Percent of revenues             31%         34%         34%

     The secured materials group is characterized by the toxic or explosive nature and special packing and handling requirements of the cargo. The cargo typically consists of hazardous waste, spent nuclear fuel from power plants, military and commercial weapons and radioactive materials. Customers include various agencies of the United States government and the United States military, waste generators and environmental clean-up firms. As the safety and security of the cargo is critical in this market, permits, specialized equipment and specially-trained drivers are frequently required.

     Its principal operating center is located in Joplin, Missouri, and it operates 28 terminals strategically located throughout the continental United States. The operating companies within the secured materials group have operating authority in the entire continental United States and eight provinces of Canada.

     TRISM TRANSPORT GROUP
                                          October 1 to
                                           December 31
                                  1996        1995

     Revenues (in thousands)     $34,390     $6,786
     Percent of revenues           11%          2%

     The transport group serves the shipping needs of building materials, lumber, steel and metal industries. By operating light weight tractors and flatbed trailers, TTSI is able to offer an increased payload to its customers and obtain a premium freight rate in turn.

     Its principal operations have been combined with TSC in Kennesaw, Georgia.

SEASONALITY

     The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months.

CUSTOMERS

     TRISM's largest customer is the United States government (principally the Department of Defense) which accounted for approximately 17 percent of consolidated revenues in 1996. The remainder of the Company's customer base is diversified in terms of customer concentration, industry and geography, and none of which accounted for more than 10 percent of the Company's consolidated revenues. The Company's customers include such industrial companies as Westinghouse Electric Corp., General Electric Co., J.I. Case Company, Imperial Chemical Industries PLC, The Boeing Co., Caterpillar Inc., Chem Waste Management, Inc. and Georgia Pacific.

EMPLOYEES

     At December 31, 1996, the Company had 3,137 employees of whom 2,220 were drivers. Like other trucking operations, TRISM experiences a high turnover rate (approximately 106% for 1996) of its Company-employed drivers and contract operators; however, management believes that the turnover rate of its drivers in certain operations is below the industry average. Regardless, the turnover of drivers often results in idle tractors and loss of available revenues. To combat this issue, the Company increased driver pay in March 1997 and September 1994, and has significantly intensified driver recruitment efforts. Safety and dependability of all drivers are of great importance to the Company's operations. Driver applicants are required to pass, among other things, a drug test. The Company's employees are not represented by unions.

RISK MANAGEMENT AND INSURANCE

     The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation and cargo loss and damage. The Company maintains insurance against these risks and is subject to liability for deductibles with regard to personal injury and property damage and self-insured retention with regard to workers' compensation under the policies of insurance. The Company currently maintains liability insurance for bodily injury and property damage in the amount of $100 million per occurrence. The current deductible for bodily injury and property damage is $500,000 per occurrence subject to satisfaction of an additional $750,000. The Company is a qualified workers' compensation self-insurer in the States of Missouri and Oklahoma where most of it's drivers are domiciled. Losses in excess of $500,000 are insured by an excess workers' compensation policy up to $10 million per occurrence. In all other states statutory workers' compensation insurance is maintained with a deductible or retro program with a $500,000 loss limit per occurrence to the Company. The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain of the shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance in the amount of $10 million per occurrence. The current deductible for cargo loss and damage insurance is $250,000 per occurrence.

     The Company believes its safety record at TSC and TSMT are above the industry average. Both TSC and TSMT, have received the Department of Transportation (DOT) highest safety rating for more than five consecutive years, (total accidents and reportable accidents). In addition to following DOT regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

SAFETY

     The Company employs 53 safety specialists and maintains safety programs designed to meet its specific needs. In addition, the Company employs specialists to perform compliance checks and to conduct safety tests throughout the Company's operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include an incentive pay program for accident and claim-free driving, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers and participation in national safety associations. The Company reviews accidents and claims on a daily basis to design prevention programs.

INFORMATION TECHNOLOGY

     In 1995 and 1996, TRISM made major technological advancements in the Company's continuing efforts to integrate the operations of all TRISM companies. In 1996, all Trism Secured Transportation companies were brought on line with other TRISM operating companies. The Company also successfully moved its informational hardware to its new corporate headquarters located in Kennesaw, Georgia.

     The Company completed the final stages of installing satellite communications in all truck fleets. Not only does this upgrade allow for real-time communications for customers, it allows the Company to tap into onboard computers to retrieve specific data on company tractors. This technology will link TRISM to companies in the United States and around the world.

     Additionally, the Company has begun to test and implement a software program designed to optimize truckload decision making.
This software, called MICROMAP, will give load planners the power to improve service while reducing costs.

FUEL AVAILABILITY AND COST

     The Company's fuel requirements are met by commercial fuel stops. The Company has entered into agreements with national truckstop chains which provide for discounts on fuel. The Company may, from time to time, enter into the forward purchases of fuel for delivering through its truckstop network for up to 40 percent of its monthly usage. The Company believes that a portion of any increase in fuel costs or fuel taxes generally would be recoverable from its customers in the form of higher rates although a time lag could occur in implementing and collecting these costs.

COMPETITION AND REGULATION

     The trucking industry is highly competitive. TRISM competes with other truckload carriers, private carriage fleets and, to a lesser extent, railroads. Although the increased competition resulting from deregulation has created downward pressure on rates, the Company has mitigated this decline by setting rates on the basis of its quality of service and its ability to provide specialized services.

     The trucking industry has been substantially deregulated since the Motor Carrier Act of 1980. Although the Company is still subject to the regulatory powers of the Department of Transportation (which has assumed the trucking regulation responsibilities from the Interstate Commerce Commission), as are all interstate common carriers by motor vehicle, many of the previous regulatory barriers for entry into the trucking business have been eased. Further, as a result of deregulation, operating authorities for handling commodities in individual states are more easily obtained by new and existing carriers and certain restrictions on transportation have been eased.

     The DOT sets safety and equipment standards, as well as hours of service regulations for drivers. The transportation of hazardous waste and hazardous materials is regulated by federal, state and local governments. Generally, certain procedures must be followed, pre-notifications given and permits obtained when transporting these materials.

ENVIRONMENTAL MATTERS

     TRISM's operations as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. In order to comply with such regulations and to be consistent with the Company's corporate environmental policy, normal operating procedures include practices to protect the environment. Amounts expended relating to such practices are part of the normal day-to-day costs of TRISM's business operations.

ITEM 2. PROPERTIES

FACILITIES

     The Company owns executive and administrative offices in Kennesaw, Georgia and Joplin, Missouri and leases additional executive and administrative offices in American Fork, Utah; Tulsa, Oklahoma and Byron, California. The Company's principal operational headquarters are in Kennesaw, Georgia and Joplin, Missouri. These facilities provide sufficient space for the Company to coordinate its nationwide operations.

     As of December 31, 1996, the Company owned 18 terminals and leased 28 terminals. All but one terminal are in present use by the Company. These terminals are strategically located in 23 states throughout the United States. From these terminals, the Company caters to service-sensitive customers transporting cargo in truckload quantities to single destinations throughout the continental United States and Canada. Mostly the Company arranges for shipments into Mexico through agreements it maintains with Mexican trucking companies.

     The Company may consolidate operations throughout its terminal network as a result of the 1997 restructuring. See Note
21 of Notes to the Company's Consolidated Financial Statements.

REVENUE EQUIPMENT AND MAINTENANCE

     TRISM utilizes a wide range of specialized equipment designed to meet its customers' varied transportation requirements which distinguishes the Company from many other large truckload carriers. To meet its customers' specialized needs, the Company's trailer fleet consists of 27 types of trailers, including closed vans, flat beds, drop frames, double drops, extendibles, low-boy and dromedary trailers.

     The Company's policy is to replace tractors on a four to five year cycle, resulting in an average fleet age of two to three years. At December 31, 1996, the average age of the Company's tractor fleet was 2.45 years. The Company's policy is to replace trailers on a five to ten year cycle resulting in an average fleet age of four to eight years. At December 31, 1996, the average age of the Company's trailer fleet was 6.65 years.

     TRISM operated  the following  tractors and  trailers at
December 31:
                                   1996     1995
     Tractors:
       Owned(1)                   1,031     1,278
       Leased(1)                    982       652
       Independent contractors      161       281
                                  -----     -----
          Total                   2,174     2,211
                                  =====     =====
     Trailers:
       Owned                      4,504     4,191
       Leased                       302       489
                                  -----     -----
          Total                   4,806     4,680
                                  =====     =====


(1) Operated by Company-employed drivers.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage, workers compensation, and cargo loss and damage arising from the transportation of freight. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance as noted above. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

     In addition to matters referred to above, the Company is a party to several additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition.

     The Company is a defendant in one additional litigation pending in the Circuit Court of Jefferson County, Alabama which is not noteworthy except for the plaintiff's excessive demand. The case is captioned ROY A. REESE V. TRISM SPECIALIZED CARRIERS, INC. AND TRI-STATE MOTOR TRANSIT COMPANY. It arises from a lease, transfer and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. This portion of the plaintiff's claim was never contested by TRISM. All other claims for damages were found in favor of the defendant (TRISM). The case is currently on appeal by plaintiff. The Company is vigorously contesting the appeal and believes it will prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT AND PRINCIPAL SUBSIDIARIES

     The following sets forth information about the executive officers of the Company as of March 15, 1997. The business address of each executive officer is the address of the Company, 4174 Jiles Road, Kennesaw, Georgia 30144, unless otherwise indicated, and each executive officer is a United States citizen.

     James M. Revie, age 60, has been Chief Executive Officer of the Company since August 1995, Chairman of the Board of Directors since May 1993, and a Director of the Company since August 1992. He was Vice Chairman of Scott-Macon, Ltd., New York, NY, an investment banking firm, from February 1991 until March 31, 1995.

     John J. Kilcullen, age 55, has been President and Chief Operating Officer of the Company since August 1995. He was President and Chief Executive Officer of Chemical Lehman Tank lines, Inc., a transporter of bulk chemicals and hazardous materials, for more than five years prior to August 1995.

     Gary W. Hartter, age 55, was named Executive Vice President of Sales and Operations as well as the President of each Subsidiary for the Company in February, 1997. Mr. Hartter was the President and Chief Operating Officer of Trism Specialized Carriers since September 1992, and was the Senior Vice President of Marketing for the Company from August 1991 to September 1992. He was the Executive Vice President of Marketing for McGil from August 1991 to September 1992.

     James G. Overley, age 33, has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since July 1996. He was the Vice President of Finance, Chief Financial Officer and Treasurer at Burlington Motor Holdings, Inc. from October 1995 to July 1996. He held various other financial management positions with Burlington Motor Holdings, Inc. for more than five years prior to October 1995.

     Ralph S. Nelson, age 54, has been Senior Vice President, General Counsel and Secretary of the Company since April 1996.
He was Senior Vice President, General Counsel and Secretary at Burlington Motor Holdings, Inc. for more than five years prior to April 1996.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock, owned by 96 stockholders of record as December 31, 1996, is traded on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ) under the symbol "TRSM." The following table sets forth the high and low closing sales prices for the Company's common stock as reported by NASDAQ for 1996 and 1995.

             1995                High     Low       Close
     First quarter               9 1/2     6 3/4     8

     Second quarter              8 3/4     6 3/4     7 1/2

     Third quarter               9 3/4     6 1/2     7 1/4

     Fourth quarter              8 1/2     5 1/2     6


       1996                      High     Low       Close

     First quarter               6 9/16    4 3/4     6

     Second quarter              6 1/4     4 3/4     5 5/8

     Third quarter               6         3 7/8     4 1/8

     Fourth quarter              4 5/8     3 1/2     3 3/4

     The Company has never paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA AND OPERATING STATISTICS

     The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and related notes. The selected financial data for each of the five years in the period ended December 31, 1996 was derived from the Company's audited consolidated financial statements.


                                   YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                     1996            1995            1994            1993             1992
SELECTED FINANCIAL DATA                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For the year:
Revenues                              $310,033       $268,444           $225,191        $210,590        $210,601
Operating income                         5,082         19,593             19,401          11,378           3,529
Income (loss) before extraordinary
  items and cumulative effect of
  change in accounting method         $ (6,598)      $  3,874           $  4,781        $  1,548        $ (4,840)
Extraordinary loss, net of tax (a)                                        (231)           (385)         (1,140)
Cumulative effect of change in
  accounting for income taxes,
  net of tax (b)                                                                           222
                                      --------        -------            -------          ------         -------
Net income (loss)                       (6,598)         3,874              4,550           1,385          (5,980)
Cumulative preferred stock dividends                                                       300             302
                                      --------        -------            -------          ------         -------
Net income (loss) available to
  common stockholders                $  (6,598)      $  3,874            $ 4,550        $  1,085        $ (6,282)
                                      ========        =======             ======         =======         =======
Earnings (loss) per common share:
Income (loss) before extraordinary items
 and cumulative effect of change in
 accounting method                   $  (1.15)       $    .67            $   .82        $    .46        $  (2.08)
Extraordinary loss                                                        (.04)           (.11)           (.49)
Cumulative effect of change in
  accounting for income taxes                                                              .06
Cumulative preferred stock dividends                                                      (.09)           (.13)
                                      -------         -------             ------          ------         -------
Earnings (loss) per common share     $ ( 1.15)       $    .67            $   .78         $   .32        $  (2.70)
                                      =======         =======             ======          ======         =======
Number of shares used in computation
  of earnings (loss) per common share   5,735           5,759              5,846           3,391           2,330

At year end:
Total assets                        $ 232,497        $218,771            $208,001       $168,649        $116,893
Long-term debt (including
  current portion)                    163,223         137,647             139,711        116,468          56,889
Redeemable preferred stock                                                                 3,658           4,584
Common stockholders' equity (deficit)  28,750          35,107              32,206          5,552          (1,603)
Common stockholders' equity (deficit)
   per common share                      5.01            6.12                5.48           1.40            (.59)
Common shares outstanding               5,737           5,733               5,879          3,978           2,740

Selected operating data
For the year:
Operating ratio                          98.4%           92.7%               91.4%          94.4%           98.3%
Revenue per loaded mile (c)             $1.69           $1.71               $1.73          $1.66           $1.62
Revenue per total  mile (c)             $1.40           $1.41               $1.45          $1.39           $1.33
Load factor (d)                          82.9%           82.4%               84.0%          83.7%           82.0%
Daily revenue per tractor (e)            $505            $527                $555           $540            $499
Average length of haul in miles (f)       819             900                 953            941             900

Weighted average number of:
  Employees (g)
    Drivers                             2,173           1,920               1,630          1,611           1,789
    Mechanics                             168             144                 148            132             121
    Other                                 758             688                 622            564             575
  Tractors (h)                          2,220           1,893               1,522          1,429           1,618


(a) During the years ended December 31, 1994, 1993 and 1992, the Company recorded extraordinary losses related to the early extinguishment of debt.
(b)     Effective January 1, 1993, the Company adopted Statement of Financial
        Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change in accounting method at the time of adoption increased 1993 net income by $222.
(c)     Freight revenues exclude brokerage and other revenues.
(d)     Load factor represents loaded miles as a percentage of total book miles.
(e)     Based on weighted average number of tractors during the period.
(f) Calculated as the average distance from origin to the destination of the shipments.
(g)     Includes part-time employees.
(h) Includes the monthly average of owned, leased and independent contractor units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain statements in Items 1, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the expenses associated with and the availability of drivers and fuel, as well as certain other risks described above in this Item and in Item 1 in "Business" and in Item 3 in "Legal Proceedings." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K. The following discussion and analysis should be read in conjunction with the Selected
Consolidated Financial Data and the Company's Consolidated
Financial Statements and notes.

OVERVIEW

TRISM, INC.

     TRISM, Inc. (TRISM or the Company) is incorporated in Delaware and specializes in transporting heavy machinery and equipment, hazardous waste, explosives, radioactive materials and building materials, lumber, steel and metal products. The Company conducts its business through operating subsidiaries.
The principal subsidiaries are Trism Specialized Carriers, Inc.
(TSC) which operates in the heavy specialized market and Tri-State Motor Transit Co. (TSMT) which operates in the hazardous materials market and Trism Transport Services, Inc. (TTSI) which transports general flatbed commodities.

HEAVY HAUL MARKET GROUP

     The heavy haul market group specializes in the transportation of oversized loads. The largest markets for the heavy specialized group are construction and farm machinery manufacturers and dealers, manufacturers of transformers, turbines, electric switchgear and power transmission equipment, importers of industrial durable goods, the United States military, suppliers and contractors to industrial and public construction, metal and platework fabricators, manufacturers of aircraft engines and parts, and manufacturers of vessels to contain inorganic chemicals. Approximately one-fourth of the loads transported require a special permit from state or local governments or an escort.

SECURED MATERIALS MARKET GROUP

     The secured materials market group is characterized by the toxic or explosive nature and special packing and handling requirements of the cargo. The cargo typically consists of hazardous waste, spent nuclear fuel from power plants and military weapons. Customers include various agencies of the United States government and the United States military, waste generators and environmental clean-up firms. As the safety and security of the cargo is critical in this market, permits, specialized equipment and specially-trained drivers are frequently required.

TRISM TRANSPORT GROUP

     The transport group serves the shipping needs of building materials, lumber, steel and metal industries. By operating light weight tractors and flatbed trailers, Trism Transport is able to offer an increased payload to its customers and obtain a premium freight rate in turn. Trism Transport also serves a lane balancing function for the Heavy Haul and Secured Materials Groups. As a result of lower than expected results from TTSI in 1996, the Company elected to shutdown the western operations of TTSI, write-off goodwill associated with the acquisition of $4.1 million and consolidate remaining operations into TSC. Accordingly, 1996 results were significantly impacted by these actions.

LOGISTICS

     In March 1995, TRISM, Inc. acquired Kavanagh & Associates (renamed as Trism Logistics, Inc.), a logistics firm specializing in the types of freight most frequently hauled by TRISM's companies. Trism Logistics, based in Annandale, New Jersey, manages specialized freight by truck, rail and water in the domestic and international markets of Europe, South America and the Far East. Trism Logistics' client base includes major engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies.

CORPORATE RESTRUCTURING

     In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations and administrative functions and reengineer certain business processes to reduce overhead costs and increase operational efficiency. The Company will include in its 1997 results restructuring charges for the termination of certain employees, relocation of key personnel, engagement of an outside consultant and the closing of unproductive facilities. The Company estimates these charges to approximate $2.5 million to $3.5 million in the first and second quarters of 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

REVENUES

     Operating revenues increased by $41.6 million, or 15.5 percent, compared with 1995. Approximately $29.4 million, or 70.7%, of the increase was attributable to acquisitions made during 1995. The following table presents a comparison of revenues by market group.

                                     1996                             1995
(In thousands)                            Operating                         Operating
                        Revenues            Ratio         Revenues             Ratio
Heavy Haul              $180,325            94.0%          $174,683           91.9%
Secured Materials         97,930            95.6%            91,502           92.1%
Trism Transport           34,390           118.4%             6,786           98.5%
Logistics                  6,090           103.1%             4,254          101.1%
Eliminations and others   (8,702)                            (8,781)
                        --------           -----            -------          -----
                        $310,033            98.4%          $268,444           92.7%
                        ========           =====            =======          =====


     HEAVY HAUL revenues grew by 3.2% in 1996 over 1995. Revenue per total mile improved to $1.471 in 1996 from $1.463 in 1995, primarily due to an increase in the loaded mile ratio which improved to 84.8% from 83.8%. Direct operating costs per mile increased to $1.181 in 1996 from $1.132 in 1995, due to increased driver wages and fringe benefits, higher fuel prices and financing new and replacement tractors and trailers with operating leases. Indirect costs were $23.2 million in 1996 compared to $23.1 million in 1995.

     SECURED MATERIALS revenues grew by 7.0% in 1996 over 1995.
Revenue per total mile improved to $1.392 in 1996 from $1.367 in 1995. A breakdown of product mix is as follows:


                                    1996          1995       Change
  (% of Loaded Miles)
  Munitions and Explosives         30.3%          32.4%      (2.1%)
  Hazardous Materials              30.2%          20.6%       9.6%
  Radioactive Materials             8.4%           8.6%       (.2%)
  Other Special Commodities         4.6%           5.2%       (.6%)
  Freight all kinds                26.5%          33.2%      (6.7%)
                                   ----           ----        ----
                                  100.0%         100.0%
                                  =====          =====

The growth in the hazardous materials market results from the acquisition of certain assets and customers of the Special Commodities division of J.B. Hunt Transport, Inc. ("Special Commodities") for $7.4 million on August 30, 1996. The acquisition price included payment for certain customer lists, a covenant not to compete and approximately 250 trailers. The acquisition allowed the Company to increase its revenue per total mile during the fourth quarter of 1996 and reduce its reliance on freight all kinds.

Direct operating costs increased to $1.119 in 1996 from $1.045 in 1995, primarily due to increased driver wages and fringe benefits, higher fuel prices and financing new and replacement tractors with operating leases. Indirect cost were $14.4 million in 1996 compared to $14.2 million in 1995.

     TRISM TRANSPORT revenues relate to the acquisition of certain assets of Eastern Flatbed as of October 1, 1995. Transport's revenue per mile, average length of haul and cost structure is markedly different from Heavy Haul and Secured Materials. Revenue per mile for 1996 was $1.109 with an average length of haul of 462 miles. Additionally, approximately 27% of its revenues were sub-contracted to other trucking companies, including other Trism subsidiaries. Transports operating results were negatively impacted by higher fuel costs and lower than expected asset utilization due to an increase in competition for drivers. As a result of lower than expected results from Transport in 1996, the Company elected to shutdown Western Operations, consolidate remaining operations into TSC and write off unamortized goodwill associated with the acquisition of $4.1 million.

     LOGISTIC revenues relate to the March 1995 acquisition of Kavanagh and Associates, renamed Trism Logistics, Inc. in
December, 1996. Trism Logistics has benefitted from the acquisition of hazardous materials segment from Hunt growing its gross revenues by approximately $100,000 per month subsequent to the acquisition.

EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1996 to 1995.

                                        YEAR ENDED DECEMBER 31,           INCREASE
                                           1996           1995           (DECREASE)
Salaries, wages and fringe benefits        36.7%          36.9%           (0.2)%
Purchased transportation                   18.5%          14.6%            3.9%
Operating supplies and expenses            15.0%          13.7%            1.3%
Operating taxes and licenses                9.3%           9.3%
General supplies and expenses               5.8%           5.5%             .3%
Claims and insurance                        3.2%           3.3%           (0.1)%
Depreciation                                6.1%           6.7%           (0.6)%
Amortization of prepaid leases              0.2%           0.6%           (0.4)%
Communications and utilities                1.9%           1.9%
Gain on sale of equipment                   0.1%          (0.1)%           0.2%
Amortization of intangibles and
   write-off of goodwill                    1.6%           0.3%            1.3%
                                           ----           ----             ---
                                           98.4%          92.7%            5.7%
                                           ====           ====             ===

     Purchased transportation costs increased by $18.1 million in 1996 over 1995. This category includes the following expenditure types:

                                                     Percent of                           Percent of
(In thousands)                    1996                Revenues             1995            Revenues
Independent contractors           $18,636             6.0%                  $18,019           6.7%
Sub-contractor carriers            25,732             8.3%                   16,735           6.2%
Tractor and trailer lease          13,013             4.2%                    4,561           1.7%
                                   ------            ----                    ------           ---
                                  $57,381            18.5%                  $39,315          14.6%

     Sub-contractor carrier expense increased with revenues, which are primarily attributed to Kavanagh Logistics and Trism Transport. The increase in lease expense results from financing new tractors and trailers with operating leases in 1995 and 1996 due to the financial benefits associated with leasing.

     For 1996, operating supplies and expenses increased on a percentage of revenue basis by 1.3%. This increase was primarily attributable to higher fuel costs per gallon in 1996 of $1.19 compared to $1.06 in 1995. This variance caused operating cost to increase by $4.1 million in 1996 over 1995. The Company implemented fuel surcharges in April 1996, and has recovered $2.3 million to help defray the increase in fuel prices.

     The change in mix of owned versus leased tractors and trailers caused the reduction in depreciation expense as a percentage of revenue.

     In 1996, the Company wrote off the unamortized portion of goodwill associated with the acquisition of TTSI in the amount of $4.1 million as a result of a shutdown of a portion of the business, lower than expected operating results and combination with TSC.

     Interest expense increased from $14.1 million in 1995 to $14.5 million in 1996. The increase in interest expense relates to additional borrowings under the Company's revolving credit facility, debt incurred with the acquisition of Special
Commodities and financing new revenue equipment.

     Income tax benefit for 1996 was $3.3 million compared to income tax expense of $1.6 million in 1995 resulting in an effective tax rate of 33.3% and 29.7% in 1996 and 1995, respectively. The tax rate increase primarily relates to changes in the valuation allowance and state income taxes from 1995 to 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER
31, 1994

REVENUES

     Operating revenues increased by $43.3 million, or 19.2 percent, compared with 1994. Approximately $27.2 million, or 62.8%, of the increase was attributable to acquisitions made during 1994 and 1995. The following table presents a comparison of revenues by market group.

                                              1995                            1994
                                                     Operating                       Operating
(In thousands)                 Revenues                Ratio          Revenues          Ratio
Heavy Haul                     $174,683                91.9%         $151,447           92.6%
Secured Materials                91,502                92.1%           78,740           86.4%
Trism Transport                   6,786                98.5%
Logistics                         4,254               101.1%
Eliminations and others          (8,781)                               (4,996)
                               --------               -----           -------          -----
                               $268,444                92.7%         $225,191           91.4%
                               ========               =====           =======          =====


     HEAVY HAUL revenues grew by 15.3% in 1995 over 1994, with approximately one-fourth of the growth related to the acquisition of Powell Trucking and the balance provided by increased shipments from its core customer base. Revenue per total mile improved to $1.463 in 1995 from $1.455 in 1994, primarily due to a strong specialized freight demand in the first half of 1995. Direct operating costs per mile increased to $1.132 in 1995 from $1.120 in 1994, due to increased driver wages, company tractor ownership costs, satellite communication costs, offset by a reduction in independent contractor expense. Indirect costs were $23.1 million in 1995 compared to $21.8 million in 1994.

     SECURED MATERIALS revenues grew by 16.2% in 1995 over 1994, with approximately three-fourths of the growth related to the acquisitions of Diablo Transportation and C. I. Whitten. The balance of the increase was provided by TSMT, which encountered a dramatic change in its freight mix in 1995 from 1994 levels.


(% of Loaded Miles)             1995            1994        CHANGE
Munitions and explosives        32.4%           37.9%       (5.5%)
Hazardous materials             20.6%           14.5%        6.1%
Radioactive materials            8.6%           14.8%       (6.2%)
Other special commodities        5.2%            4.4%         .8%
Freight all kinds               33.2%           28.4%        4.8%
                                ----            ----        ----
                               100.0%          100.0%

    The negative change in freight mix caused revenue per total mile for Secured Materials to drop to $1.367 in 1995 from $1.435 in 1994. Direct operating costs declined to $1.045 in 1995 from $1.046 in 1994, primarily due to reduced reliance on high cost independent contractor units, lower insurance costs and communications expense. Indirect costs were $14.2 million in 1995 compared to $11.0 million in 1994.

     TRISM TRANSPORT revenues relate to the acquisition of certain assets of Eastern Flatbed as of October 1, 1995. Transport's revenue per mile, average length of haul and cost structure is markedly different from Heavy Specialized and Trism Secured. Revenue per mile for the last three months of 1995 were $1.075 with an average length of haul of 516 miles.
Additionally, approximately 30% of its revenues were sub-contracted to other trucking companies, including other Trism subsidiaries.

     LOGISTIC revenues relate to the acquisition of Kavanagh and Associates in March, 1995. Corporate eliminations increased in 1995 as a result of improved freight sharing among the Trism operating subsidiaries.

EXPENSES

     The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1995 to 1994.


                                    YEAR ENDED DECEMBER 31,      INCREASE
                                       1995           1994      (DECREASE)

Salaries, wages and fringe benefits    36.9%          36.7%        0.2 %
Purchased transportation               14.6%          12.0%        2.6 %
Operating supplies and expenses        13.7%          14.8%       (1.1)%
Operating taxes and licenses            9.3%           9.3%
General supplies and expenses           5.5%           6.2%       (0.7)%
Claims and insurance                    3.3%           3.6%       (0.3)%
Depreciation                            6.7%           6.2%        0.5 %
Amortization of prepaid leases          0.6%           1.0%       (0.4)%
Communications and utilities            1.9%           1.8%        0.1 %
Gain on sale of equipment              (0.1)%         (0.6)%       0.5 %
Amortization of intangibles             0.3%           0.4%       (0.1)%
                                       ----           ----         ---
                                       92.7%          91.4%        1.3 %
                                       ====           ====         ===


     Salaries, wages and fringe benefits increased by $16.2 million in 1995 compared with 1994. Approximately $12.3 million of the increase was related to driver wages and related fringe benefits. Of this $12.3 million increase, $9.6 million was due to a 17.2% increase in 1995 total company driver miles over 1994.
An increase in base driver pay of approximately 8.0% was partially offset by lower workers compensation and group health costs per driver, which improved due to successfully implementing innovative managed care and network medical provider programs in late 1994. This increase relates to an increase in the number of non-driver employees related to the acquisition of Diablo, Powell, Kavanagh, Whitten and Eastern Flatbed, a one time charge of $.4 million relating to the Separation and Consulting Agreement between the Company and Michael L. Lawrence, former President, Chief Executive Officer and Director of the Company and general increase in business levels.

     Purchased transportation costs increased by $12.2 million in 1995 over 1994. This category includes the following expenditure types:

                                           Percent of                       Percent of
(In thousands)                1995          Revenues          1994           Revenues
Independent contractors      $18,019          6.7%             $14,517        6.4%
Sub-contractor carriers       16,735          6.2%              10,875        4.7%
Tractor and trailer lease      4,561          1.7%               1,698         .8%
                              ------          ---               ------        ----
                             $39,315         14.6%             $27,090       12.0%
                              ======         ====               ======       ====

     Independent contractor capacity increased to an average of 225 units in 1995 from 178 units in 1994, mostly related to acquired companies. Sub-contractor carrier expense increased with revenues, which are primarily attributed to Kavanagh Logistics and Trism Transport. The increase in lease expense results from financing new tractors and trailers with operating leases in 1995 due to the financial benefits of the method.

     For 1995, operating supplies and expenses decreased on a percentage of revenue basis by 1.1%. This improvement was primarily attributable to the replacement of older tractors with new tractors, thereby decreasing maintenance and repair cost and improving fuel efficiency.

     General supplies and expenses increased $.7 million in 1995 over 1994, but on a percentage of revenue basis, these expenses decreased by .7%. The increase in actual cost resulted from increases that fluctuate with volume such as driver motel costs and advertising costs. Most other costs included in this category do not relate directly to volume and remained consistent with the prior year.

     Claims and insurance expense dropped to 3.3% of revenue in 1995 from 3.6% in 1994. This change resulted from lower insurance premiums, the effect of increased revenues from freight transported by sub-contractor carriers, for which the Company has little claim exposure, and an overall reduction in accidents per million miles.

     An increase in the number of tractors and trailers owned and operated by the Company principally accounted for the $4.1 million increase in depreciation expense in 1995 over 1994.

     During 1994, the Company prepaid amounts due under various equipment operating leases and is amortizing the prepaid balance over the life of the leases which extend to 1997. As leases expire, this cost will continue to decrease until the prepaid balance has been fully amortized.

     Interest expense increased $1.3 million during 1995 compared with 1994 due to an increase in the average debt balance, which was partially offset by a decrease in the average interest rate. The increase in the average debt balance resulted from the financing of revenue equipment purchases and use of the revolving line of credit facility.

     Overall, the Company's profitability was negatively impacted from growing its operations internally and through acquisitions during a difficult freight environment. The transportation industry had too much capacity for the existing freight volumes and Trism was further impacted by a downturn in U.S. military and radioactive shipments. Steps have been taken at Trism Secured to reduce its dependence on general commodity freight which will improve the composite revenue per total mile and operating income.

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

     The EPA has designated an area of several hundred square miles of Missouri as a potential Superfund site. The Company's Joplin, Missouri terminal is within the boundaries of the area. However, the Company's property has not been designated as a PRP. The Company believes that it has no liability with respect to this site and that it would have strong defenses to any action for cost recovery, as neither it nor its predecessors created the conditions which are the cause of the environmental problems at the site.

     The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance as noted above. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

     In addition to matters referred to above, the Company is a party to several additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition. The Company is a defendant in one additional litigation pending in the Circuit Court of Jefferson County, Alabama which is not noteworthy except for the plaintiff's excessive demand. The case is captioned Roy
A. Reese v. Trism Specialized Carriers, Inc. and Tri-State Motor
Transit Company.       It arises from a lease, transfer and
consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. This portion of the plaintiff's claim was never contested by TRISM. All other claims for damages were found in favor of the defendant (TRISM). The case is currently on appeal by plaintiff. The Company is vigorously contesting the appeal and believes it will prevail.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Net cash used in operating activities was $4.2 million in 1996 compared to $24.7 million provided by operating activities in 1995. The decrease in cash flow from operations relates primarily to a decline in net income, a decrease in accounts payable and an increase in accounts receivable. The increase in accounts receivable relates to growth in revenues and an increase in the collection cycle of approximately eight days.

INVESTING ACTIVITIES

     Net cash used in investing activities was $15.7 million in 1996 compared to $26.1 million in 1995. The decrease primarily relates to increased proceeds from the sale of property and equipment of $5.4 million and lower purchases of property and equipment of $6.7 million. The Company primarily utilized operating leases in 1996 to replace a portion of its tractor fleet. The Company acquired certain assets, customer lists and a covenant not to compete from Hunt on August 30, 1996 for $5.2 million, net and paid additional amounts in connection with the acquisition of the assets of EFB. The Company acquired three companies in 1995 for $4.7 million. These acquisitions were accounted for under the purchase method of accounting.

FINANCING ACTIVITIES

     Net cash provided by financing activities was $20.7 million in 1996 compared to $4.1 million used in financing activities in 1995. The increase in financing activities relates to borrowings under the Company's revolving credit facility of $15.4 million to meet working capital needs, borrowings of $8.0 million to acquire revenue equipment and $7.2 million of borrowing under a sale-leaseback arrangement to acquire certain assets and equipment from Hunt. These borrowings were offset by scheduled principal payments of $10.7 million.

     In December 1996, the Company increased the maximum amount of its revolving credit facility to $30 million. The facility is to be reduced to $25 million by April 29, 1997 unless another lender commits to lend the Company $10 million in which case the maximum amount remains at $30 million. Borrowings under the facility are secured by accounts receivable. The arrangement also provides for the issuance of standby letters of credit which reduce the availability of cash advances under the Agreement. At December 31, 1996, letters of credit of $5.1 million were outstanding. The Company was not in compliance with certain covenants under the facility at December 31, 1996. The covenants were waived and amended on March 10, 1997. As of March 7, 1997, approximately $8.7 million was available under the facility.

CAPITAL REQUIREMENTS

     The Company estimates 1997 capital expenditures of approximately $25 million primarily related to the replacement of tractors and trailers. The Company estimates proceeds from the sale of the replaced equipment to amount to approximately $4.0 million. The Company has financing commitments of approximately $9.0 million for these estimated expenditures. The Company believes it will be able to obtain the balance of its financing needs during 1997.

     The Company believes that it will be able to meet its on going capital requirements, scheduled principal payments and working capital needs from cash flow from operations, availability under its working capital line, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

INFLATION AND FUEL COSTS

     Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which the Company is required to adopt in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to be substantially similar to International Accounting Standards. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's earnings per share or other per share disclosures.

     Also in February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure, which the Company is required to adopt in 1997. SFAS No. 129 requires more detailed disclosures about an entity's capital structure. As such, SFAS No. 129 is a disclosure requirement only and will not have an impact on the Company's financial position, annual operating results or cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          TRISM, INC.
                    CONSOLIDATED BALANCE SHEETS

                                             December 31,
                                     1996                      1995
ASSETS

Current assets:
  Cash and cash equivalents           $ 1,467,535                $  642,312
  Restricted and insurance deposits     1,187,629                 1,119,971
  Accounts receivable, net of allowance
   for doubtful accounts of $2,396,621
   and $1,584,386 for 1996 and 1995,
   respectively                        57,502,840                44,830,006
  Materials and supplies                2,449,697                 2,307,288
  Prepaid expenses                     18,711,185                16,282,169
  Current portion of deferred
    income taxes                        5,139,469                 3,421,285
                                      -----------               -----------
     Total current assets              86,458,355                68,603,031

Property and equipment, net           123,052,330               129,529,276
Other assets                           22,986,039                20,638,634
                                      -----------               -----------
     Total assets                    $232,496,724              $218,770,941
                                      ===========               ===========


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                   $ 10,790,628              $ 14,014,776
  Checks issued in excess of
     bank balance                       4,567,125                 5,521,000
  Claims and insurance accruals         6,011,935                 5,808,006
  Accrued expenses                      6,551,439                 6,008,141
  Note Payable to J.B. Hunt             2,500,000
  Current maturities of long-
     term debt                         11,845,207                 9,229,889
                                       ----------                ----------
     Total current liabilities         42,266,334                40,581,812

Long-term debt, less current
   maturities                         148,877,515               128,417,609
Claims, insurance accruals and other    6,442,728                 6,316,772
Deferred income taxes                   6,160,111                 8,347,997
                                      -----------               -----------
     Total liabilities                203,746,688               183,664,190
                                      -----------               -----------


Common stockholders' equity:
  Common stock; $.01 par; 10,000,000
   shares authorized; issued 5,903,337
   and 5,899,137 shares in 1996 and
   1995, respectively                      59,034                    58,992
  Additional paid-in capital           37,327,293                37,086,039
  Loans to stockholders                  (367,750)                 (367,750)
  Accumulated deficit                  (6,719,541)                 (121,530)
  Treasury stock, at cost,
    166,000 shares in 1996 and 1995    (1,549,000)               (1,549,000)
                                        ---------                 ---------
     Total stockholders' equity        28,750,036                35,106,751
                                       ----------                ----------
     Total liabilities and
       stockholders' equity          $232,496,724              $218,770,941

See accompanying notes to consolidated financial statements.


                      TRISM, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year ended December 31,
                                             1996                  1995              1994
Revenues                                     $310,033,456          $268,443,541      $225,190,742
Operating expenses:
  Salaries, wages and fringe benefits         113,902,545            98,934,917        82,771,414
  Purchased transportation                     57,380,626            39,314,819        27,089,526
  Operating supplies and expenses              46,469,357            36,783,984        33,225,114
  Operating taxes and licenses                 28,785,062            24,850,181        20,904,249
  General supplies and expenses                18,075,129            14,653,231        13,996,139
  Claims and insurance                          9,962,349             8,937,100         8,061,367
  Depreciation                                 18,769,929            18,062,145        13,963,501
  Amortization of prepaid leases                  651,834             1,607,683         2,258,000
  Communications and utilities                  5,857,291             5,115,292         3,977,550
  Loss (gain) on sale of equipment                236,851              (191,459)       (1,282,657)
  Amortization of intangibles                     797,782               783,018           825,889
  Write off of goodwill                         4,062,301
                                              -----------           -----------       -----------
     Total operating expenses                 304,951,056           248,850,911       205,790,092

Operating income                                5,082,400            19,592,630        19,400,650

Interest expense                               14,503,826            14,063,537        12,738,077
Other expense, net                                476,585                15,991            19,748
                                              -----------            ----------       -----------
Income (loss) before income
   taxes and  extraordinary items              (9,898,011)            5,513,102         6,642,825
Income tax expense (benefit)                   (3,300,000)            1,639,000         1,862,614
                                              -----------            ----------       -----------
Income (loss) before
  extraordinary items                          (6,598,011)            3,874,102         4,780,211
Extraordinary items,                                                                      230,511
  loss on extinguishment of debt, net of tax  -----------            ----------       -----------
     Net income (loss)                       $ (6,598,011)          $ 3,874,102      $  4,549,700
Earnings (loss) per common share:
  Income (loss) before extraordinary items   $      (1.15)          $       .67      $         .82
  Extraordinary items                                                                         (.04)
                                              -----------             ---------       ------------
  Earnings (loss) per common share           $      (1.15)          $       .67      $         .78
                                              ===========             =========       ============
Weighted average number of shares used in
   computation of earnings (loss) per common
   share                                        5,735,175             5,758,733          5,846,052
                                               ==========             =========       ============


See the accompanying notes to the consolidated financial statements.

                                    TRISM, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year ended December 31,
                                                    1996                 1995                  1994
Cash flows from operating activities:
Net income (loss)                                  $ (6,598,011)         $  3,874,102          $  4,549,700
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Extraordinary loss                                                                                230,511
  Depreciation                                       18,769,929            18,062,145            13,963,501
  Amortization of prepaid operating leases              651,834             1,607,683             2,258,000
  Amortization of intangibles and goodwill            1,454,066             1,390,337             1,397,328
  Write off of goodwill                               4,062,301
  Accretion of discount on subordinated notes                                                        31,433
  Loss (Gain) on sale of assets                         236,851              (191,459)           (1,282,657)
  Deferred  income taxes                             (3,913,607)            2,171,393             1,793,548
  Provision for uncollectible receivables             1,573,500               307,123               874,300
  Changes in assets and liabilities:
    Accounts receivable                             (14,746,334)           (9,157,108)           (3,357,507)
    Accounts payable                                 (3,224,148)            4,310,096            (2,892,320)
    Claims and insurance accruals                       315,436            (1,197,197)              879,502
    Prepaid operating leases                                                                     (6,236,320)
    Other                                            (2,605,554)           (2,044,542)           (1,791,070)
                                                   ------------           -----------           -----------
      Net cash provided by (used in)
         operating activities                        (4,023,737)           19,132,573            10,417,949
                                                   ------------           -----------           -----------
Cash flows from investing activities:
  Refund of restricted deposits                         246,568             2,512,922             1,587,592
  Proceeds from sale of property and equipment        8,057,215             1,260,700             6,304,878
  Proceeds from sale of property held for sale                                290,573               188,372
  Purchases of property and equipment               (15,526,035)          (25,431,128)          (66,659,116)
  Payment for purchase of companies, net of
    cash acquired                                    (7,053,104)           (4,705,336)           (5,067,315)
                                                  -------------           -----------           -----------
    Net cash used in investing activities           (14,275,356)          (26,072,269)          (63,645,589)
                                                  -------------           -----------           -----------
Cash flows from financing activities:
  Retirement of redeemable preferred stock                                                       (2,780,000)
  Issuance of common stock, stock options
    and warrants                                        241,296                                  22,340,031
  Purchase of treasury stock                                                 (996,250)             (235,000)
  Sale of treasury stock                                                       22,500
  Net repayment of accounts receivable financing                                                 (6,893,920)
  Net proceeds under revolving credit agreement      15,369,244             6,144,178
  Proceeds (repayment) of bank overdrafts              (953,875)            5,521,000
  Proceeds from issuance of long-term debt           15,247,123             9,565,307            34,531,021
  Repayment of long-term debt                        (9,413,385)          (17,010,829)          (12,347,543)
  Repayment of capitalized lease obligations         (1,306,397)           (1,841,361)           (5,530,338)
  Preferred stock dividend payments                                                                (877,862)
  Other                                                 (59,690)
                                                  -------------           -----------           -----------
    Net cash (used in) provided by financing
      activities                                     19,124,316             1,404,545            28,206,389
                                                  -------------           -----------           -----------
(Decrease) increase  in cash and cash equivalents       825,223            (5,535,151)          (25,021,251)
Cash and cash equivalents, beginning of year            642,312             6,177,463            31,198,714
                                                  -------------           -----------           -----------
Cash and cash equivalents, end of year             $  1,467,335            $  642,312          $  6,177,463
                                                  =============           ===========           ===========
Supplemental cash flow information:
  Cash paid during the year for:
    Interest (net of $444,392 and $25,608
      capitalized in 1996 and 1995; none
      capitalized in 1994)                         $ 14,480,090           $14,049,583          $ 12,564,264
                                                  =============           ===========           ===========
    Income taxes                                   $    100,625           $   236,667          $     77,509
                                                  =============           ===========           ===========

See accompanying notes to the consolidated financial statements.

                               TRISM, INC.
       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                 Additional                                                        Total Common
                                Common          Paid-In             Loans to        Accumulated      Treasury      Stockholders'
                                 Stock          Capital           Stockholders        Deficit         Stock         Equity
Balance, December 31,  1993     $ 39,781        $ 14,765,219      $ (708,000)          $(8,545,332)   $             $ 5,551,668

Issuance of 1,800,000
shares of common stock            18,000          21,705,776                                                         21,723,776

Exercise of 52,653 stock
  options                            527              87,228                                                             87,755

Exercise of 68,400 warrants          684             527,816                                                            528,500

Company purchase of 20,000
     shares                                                                                             (235,000)      (235,000)

Net income                                                                               4,549,700                    4,549,700
                                 -------          ----------      ----------            ----------       -------      ---------

Balance, December 31, 1994        58,992          37,086,039        (708,000)           (3,995,632)     (235,000)    32,206,399

Company purchase of 148,500
     shares                                                                                           (1,336,500)    (1,336,500)

Repayment of loan to stockholder                                     340,250                                            340,250

Company sale of 2,500 shares                                                                              22,500         22,500

Net income                                                                               3,874,102                    3,874,102

                                 -------          ----------      ----------            ----------       -------      ---------

Balance, December 31, 1995        58,992          37,086,039        (367,750)             (121,530)   (1,549,000)    35,106,751

Exercise of 4,200 warrants           42               27,958                                                             28,000

Warrants issued                                      213,296                                                            213,296

Net loss                                                                                (6,598,011)                  (6,598,011)
                                 -------          ----------      ----------            ----------     ---------     ----------

Balance, December 31, 1996       $59,034         $37,327,293       $(367,750)          $(6,719,541)  $(1,549,000)   $28,750,036
                                 =======          ==========      ==========            ==========     =========     ==========
                See accompanying notes to the consolidated financial statements.

                      TRISM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS

     TRISM, Inc. was incorporated in Delaware and specializes in transporting heavy machinery and equipment, hazardous waste, explosives and radioactive materials. TRISM, INC conducts its business through operating subsidiaries. The principal subsidiaries are Trism Specialized Carriers, Inc. (TSC), Tri-State Motor Transit Co. (TSMT), and Trism Transport Services, Inc. (TTSI). TSC transports oversized loads, including heavy machinery and large equipment used in the agricultural, construction, energy, manufacturing and aerospace industries. TSMT transports explosives, hazardous waste and radioactive materials for customers such as the United States government, and the mining, road building, chemical processing and utility industries. TTSI transports building materials, lumber, steel and metal products for customers such as Georgia Pacific.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TRISM, Inc. and its wholly-owned subsidiaries (the Company).
All significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION

     Freight revenues and related direct costs are recognized when freight is picked up for shipment. This method of revenue recognition approximates the method deemed preferable by the Financial Accounting Standards Board Emerging Issues Task Force whereby revenues are allocated between reporting periods based on relative transit time in each reporting period with expenses recognized as incurred. This difference in revenue recognition methods does not have a material effect on the Company's financial position, results of operations or liquidity.

     DEDUCTIBLES AND SELF-INSURANCE CLAIMS RESERVES

     Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers' compensation and employee health and welfare program claims not covered by insurance. The liability for self-insurance is accrued based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature and severity of individual claims and on the Company's past claims experience.

     INCOME TAXES

     The annual change in the Company's deferred tax assets and liabilities represents deferred tax expense or benefit. Income tax expense or benefit is equal to the current liability or refund for income taxes and a provision or benefit for deferred income taxes. Deferred tax assets and liabilities record the anticipated future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     PROPERTY, EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is generally calculated on a straight-line basis over the following estimated useful lives:

                                      Years

Structures and improvements          18-20
Revenue equipment                     4-10
Service cars and equipment               3
Furniture, fixtures and equipment     5-10

     The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected in operations. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized.

     TIRES IN SERVICE

     The cost of new and replacement tires is capitalized and included in prepaid assets and amortized on a straight-line basis over the estimated useful life of the tires.

     AMORTIZATION OF EXCESS COST OVER FAIR VALUE OF NET ASSETS
     ACQUIRED AND OTHER INTANGIBLE ASSETS

     The excess cost over fair value of net assets acquired (goodwill) is amortized on a straight-line basis over 13 to 40 years. Other intangible assets are recorded at cost and are being amortized on a straight-line basis over 2 to 30 years.

     The Company continually evaluates the propriety of the carrying amount of goodwill and other intangible assets as well as the amortization periods to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The recoverability of goodwill is evaluated at the operating unit level by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit has current operating losses and based upon projections there is a likelihood that such operating losses will continue, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

     In 1996, the Company wrote off the unamortized portion of goodwill associated with the acquisition of TTSI in the amount of $4.1 million due to a deemed permanent impairment as a result of a shutdown of a portion of the business, lower than expected operating results and combination with TSC. At this time, the Company believes that no significant other impairment of goodwill or other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

     FINANCING FEES

     The unamortized portion of financing fees is included in other assets. Such amounts are amortized over the term of the loan on a straight-line basis.

     CASH AND CASH EQUIVALENTS

     For purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows, all highly liquid investments that have original maturities of less than 90 days are considered cash equivalents, excluding restricted and
insurance deposits.   Cash equivalents are stated at cost, which
approximates market value.

     RESTRICTED AND INSURANCE DEPOSITS

     The Company provides various cash and cash equivalents deposits as collateral for self-insurance claims, insurance premiums, equipment leases and letters of credit.

     EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period presented.

     RECLASSIFICATIONS

     Certain prior year data has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income, stockholders' equity or net cash flows.


     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which the Company is required to adopt in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to be substantially similar to International Accounting Standards. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's earnings per share or other per share disclosures.

     Also in February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure, which the Company is required to adopt in 1997. SFAS No. 129 requires more detailed disclosures about an entity's capital structure. As such, SFAS No. 129 is a disclosure requirement only and will not have an impact on the Company's financial position, annual operating results or cash flows.

2.     MERGERS AND ACQUISITIONS

     In August 1996, the Company acquired the business and certain assets of the Special Commodities division of J.B. Hunt Transport, Inc. ("Hunt") for $7.4 million. The acquisition price included payment for certain customer lists, goodwill, a covenant not to compete and approximately 250 trailers. The Company financed the acquisition price with $4.9 million of equipment debt and a $2.5 million note payable to Hunt. The Company also granted options to Hunt for the purchase of 300,000 shares of TRISM, Inc. stock at $6.50 per share, with a term of five years. The options are not transferable by Hunt and are immediately exercisable. The following proforma disclosures are presented for comparability purposes to reflect the Company's estimated operating results and per share data as if the acquisition of Hunt had occurred on January 1, 1996 and 1995, respectively.

                               1996              1995
                            (Unaudited)       (Unaudited)
Revenues                    $ 337,733,456     $  313,598,541
Net Income (loss)              (7,198,011)         5,033,102
Earnings (loss) per common share    (1.26)               .87

     In March 1995, the Company acquired Kavanagh and Associates, Inc., a logistics firm, for $350,000 cash, which includes goodwill of $383,000. In August 1995, the Company acquired the assets of C.I. Whitten Transfer Co., a truckload carrier of explosives and munitions, for $2,965,323 cash, which includes goodwill of $104,000. In October 1995, the Company acquired certain assets of Eastern Flatbed Services, Inc., a truckload carrier of flatbed freight an initial purchase price of $1,428,254 plus contingent consideration which was to have been determined based on future earnings. Total payments to date, including the original purchase price, have been $4,239,827. Management accounted for this as a purchase and recorded goodwill of $4,167,587.

     These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the dates of acquisition. The results of operations of the acquired companies are included in the combined financial statements from the respective dates of acquisition.

3.     PREPAID EXPENSES

     Prepaid expenses at December 31, consist of the following:

                                      1996             1995

Insurance, taxes,
   licenses and other              $ 7,650,207      $ 6,476,037
Tires in service                    11,060,978        9,806,132
                                   ___________      ___________
                                   $18,711,185      $16,282,169
                                   ===========      ===========

4.     PROPERTY AND EQUIPMENT, NET

     Property and equipment, net at December 31, was as follows:

                                      1996                    1995
Land                            $   11,078,844          $   10,134,174
Structures and improvements         13,773,932               9,264,991
Revenue equipment                  133,028,385             137,003,025
Other equipment                     18,675,521              16,882,949
                                 -------------             -----------
                                   176,556,682             173,285,139
Less accumulated depreciation       53,504,352              43,755,863
                                 -------------             -----------
                                  $123,052,330            $129,529,276
                                 =============             ===========

     A portion of property and equipment is pledged as collateral as described in Note 8.

     Effective for periods beginning October 1, 1994, the Company changed the service lives and salvage values for certain revenue equipment acquired during the period of October 1, 1993 through September 30, 1994. These changes in estimates were made to more accurately reflect future service lives and salvage values of the equipment and increased 1994 net income by approximately $205,000 or $.04 per common share.


5.     CAPITAL AND OTHER LEASES

     A portion of the revenue and other equipment is financed through long-term noncancellable leases. Assets under capital leases at December 31, consist of the following:

                                      1996                   1995

Revenue equipment                $32,485,573              $4,569,195
Other equipment                    2,039,648               1,863,640
                                  ----------               ---------
                                  34,525,221               6,432,835
Less accumulated amortization     13,154,425               2,565,405
                                  ----------               ---------
                                 $21,370,796              $3,867,430
                                  ==========               =========

     Minimum annual lease commitments are as follows:
                                  Capital                   Operating
                                  Lease                      Lease

1997                             $  6,783,356            $ 14,820,337
1998                                9,886,090              14,098,076
1999                                2,237,376               9,325,099
2000                                4,402,034               2,755,639
2001                                   37,951                 125,000
Subsequent to 2001                     73,825
                                  -----------              ----------
Total minimum lease payments       23,420,632            $ 41,124,151
Less amount representing interest   2,792,094              ==========
                                  -----------
Present value of net minimum
   lease payments               $  20,628,538
                                 ============


     Rental expense for all operating leases was $15,215,177, $6,648,547 and $3,700,084 for the years ended December 31, 1996,
1995 and 1994, respectively. Additionally, in 1994, the Company prepaid $6,236,320 of operating leases. These leases are being amortized over the life of the original lease agreements. Amortization was $651,834, $1,607,683 and $2,258,000 for the
years ended December 31, 1996, 1995 and 1994, respectively.

6.     OTHER ASSETS

     Other assets at December 31 are summarized as follows:
                                            1996                      1995

Goodwill and other intangible assets    $24,112,186              $18,224,230
Financing fees                            4,188,829                4,129,139
Notes receivable and other                1,435,875                3,691,885
                                         ----------               ----------
                                         29,736,890               26,045,254
Less accumulated amortization             6,750,851                5,406,620
                                         ----------               ----------
                                        $22,986,039              $20,638,634
                                        ===========               ==========
7.     ACCRUED EXPENSES

     Accrued expenses at December 31 were as follows:
                                            1996                      1995

Payroll and amounts due contractors      $3,805,973               $4,229,587
Taxes other than income                   1,744,550                1,140,658
Interest                                    499,808                  476,072
Other                                       501,108                  161,824
                                         ----------               ----------
                                         $6,551,439               $6,008,141
                                         ==========               ==========

8.     LONG-TERM DEBT

     Long-term debt outstanding at December 31 was as follows:
                                            1996                   1995

Senior subordinated notes
   maturing in 2000, with interest
   at 10 3/4%                            $  95,730,000         $  95,730,000
Revolving credit facility maturing
   in 1998, with interest at the
   lower of prime plus 1/2% or the
   LIBOR rate plus 2%                       21,513,423             6,144,178
Capital lease obligations collateralized
   by equipment maturing  through 2002,
   with interest rates ranging from 6.24%
   to 10.40%                                20,628,538             3,486,246
                                           -----------            ----------
Obligations collateralized by equipment
  maturing through 2000 with interest
  rates ranging from 7.1% to 11.25%         22,850,761            32,287,074
                                           -----------            ----------
          Total                            160,722,722           137,647,498
Less current maturities                     11,845,207             9,229,889
                                           -----------            ----------
Long-term debt                            $148,877,515          $128,417,609
                                           ===========            ==========


     Senior Subordinated Notes

     On December 23, 1993, the Company completed a public offering of $100 million principal amount of its 10 3/4% Senior Subordinated Notes due December 15, 2000 (the Notes). Interest is payable on June 15 and December 15 of each year, commencing on June 15, 1994. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998, at a redemption price of 105% through December 15, 1999 and 102 1/2% thereafter.

     The Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company. The indenture contains covenants that, subject to certain exceptions and qualifications, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with stockholders and affiliates, issue preferred stock of its subsidiaries, create liens, sell assets, engage in mergers or consolidations; and limit the ability of the subsidiaries to guarantee indebtedness of the Company. Furthermore, the indenture contains change of control provisions which may require the Company to repurchase the Notes at an amount equal to 101% plus accrued and unpaid interest to the date of the repurchase.

     During 1995 and 1994, the Company purchased $4.3 million of the Notes at approximately face value.

     REVOLVING CREDIT FACILITY

          The Company's revolving credit facility (Agreement) provides for borrowings of up to $30 million. The facility is to be reduced to $25 million by April 29, 1997 unless another lender commits to lend the Company $10 million in which case the maximum amount remains at $30 million. Borrowings outstanding under the Agreement are secured by accounts receivable. The Agreement includes various covenants which limit the Company's ability to incur indebtedness, pay dividends, prepay indebtedness and consolidate or merge with another entity. The Company is also required to maintain certain financial ratios as defined in the Agreement. At December 31, 1996, the Company was not in compliance with certain of these financial covenants; however, the Company obtained a waiver on these covenants through December 31, 1996 and amended such covenants on March 19/, 1997. Additionally, the Agreement requires an increase in the interest rate of 1/4% if a net loss was incurred in 1996, effective January 1, 1997. The weighted average interest rate was 8.5% in 1996.

     The Agreement also provides for the issuance of standby letters of credit. The outstanding letters of credit reduce the availability of cash advances under the Agreement. At December 31, 1996, $5,122,127 of letters of credit were outstanding.

     Substantially all of the long-term debt, other than the Notes and the Revolving Credit Facility, are fully collateralized by equipment.


     Aggregate long-term debt scheduled maturities are as follows:

     1997                  $   11,845,207
     1998                      38,843,589
     1999                       5,753,450
     2000                     103,283,660
     2001                         926,613
     Subsequent to 2001            70,203
                            -------------
                            $ 160,722,722
                            =============

9.     CONTINGENCIES

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

     The EPA has designated an area of several hundred square miles of Missouri as a potential Superfund site. The Company's Joplin, Missouri terminal is within the boundaries of the area, however, the Company has not been designated as a PRP. The Company believes that it has no liability with respect to this site and that it would have strong defenses to any action for cost recovery, as neither it nor its predecessors created the conditions which are the cause of the environmental problems at the site.

     The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. The Company does not believe that any claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance as noted above. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

     In addition to matters referred to above, the Company is a party to several additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition.

     The Company is a defendant in one additional litigation
pending in the Circuit Court of Jefferson County, Alabama which is not noteworthy except for the plaintiff's excessive demand.
The case is captioned Roy A. Reese v. Trism Specialized Carriers,
Inc. and Tri-State Motor Transit Company.       It arises from a
lease, transfer and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated
August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. This portion of the plaintiff's claim was never contested by TRISM. All other claims for damages were found in favor of the defendant (TRISM). The case is currently on appeal by plaintiff. The Company is vigorously contesting the appeal and believes it will prevail.


10.     INCOME TAXES

     Income tax (benefit) expense was as follows:


                                 1996            1995            1994
Current
  Federal                      $ 514,260        $ (532,393)     $
  State                           99,347                          69,066
                              ----------         ---------     ---------
                                 613,607          (532,393)       69,066
                              ----------         ---------     ---------

Deferred
  Federal                     (3,524,379)        1,923,484     1,617,308
  State                         (389,228)          247,909       176,240
                              ----------         ---------     ---------
                              (3,913,607)        2,171,393     1,793,548
                              ----------         ---------     ---------

  Expense (benefit)
    for income taxes        $ (3,300,000)      $ 1,639,000    $1,862,614
                              ==========         =========     =========


     A reconciliation of the federal statutory income tax rate to the effective tax rate was as follows:

                                 1996            1995            1994


Federal statutory income
  tax rate of 34%           $(3,365,324)        $ 1,874,455   $2,258,561
Reduction to valuation
  allowance                                      (1,051,328)    (413,681)
Exercise of stock options                                       (249,545)
Nondeductible travel and
  entertainment expenses        137,642             104,801      139,554
Fines and penalties
  (abatement)                    49,632              45,807     (151,548)
Amortization                     92,590              82,160      104,320
Prior-year tax deficiencies                         419,485       13,050
State income taxes and other,
  net of federal tax benefit   (214,540)            163,620      161,903
                              ----------         ----------    ---------
Tax (benefit) expense       $(3,300,000)        $ 1,639,000   $1,862,614
                              ==========         ==========    =========

     Significant components of the Company's deferred tax assets and liabilities were as follows:

                                             1996                   1995
Deferred tax assets:
Net operating loss and tax
   credit carryforwards                 $13,160,978              $13,740,500
Accrued expenses and reserves             7,747,012                5,873,001
Purchase accounting                          49,003                   49,003
                                         ----------               ----------
Total gross deferred tax assets          20,956,993               19,662,504
Less valuation allowance                 (1,069,464)              (1,069,464)
                                         ----------               ----------
Net deferred tax assets                  19,887,529               18,593,040
                                         ----------               ----------

Deferred tax liabilities:
Depreciation and capital leases          20,758,163               23,372,254
Prepaid expenses                            150,008                  147,498
                                         ----------               ----------
Total gross deferred tax liabilities     20,908,171               23,519,752
                                         ----------               ----------

Net deferred tax liabilities           $  1,020,642             $  4,926,712
                                         ==========               ==========

     At December 31, 1996, the Company had consolidated regular tax net operating loss carryforwards for federal income tax purposes of approximately $34,000,000 which expire from 2005 to 2010 if not used. As a result of the public offering of common stock in February 1994 (as further described in Note 13), together with other common stock transactions, an "ownership change" for federal income tax purposes occurred. Consequently, a portion of the tax loss carryforwards (approximately $9,000,000) available to offset future taxable income will be subject to limitation.

     The Company has investment tax credit carryforwards of approximately $523,000 which expire from 1997 to 2001. The Company also has alternative minimum tax credits of approximately $132,000 which can be utilized against regular taxes in the future.

11.     COMMON STOCK TRANSACTIONS

     In October 1996, the Company issued 4,200 shares of common stock at $6.67 per share upon the exercise of warrants.

     In March 1995, the Company repurchased, from its former President and Chief Executive Officer, 148,500 shares of common stock at $9.00 per share. His proceeds were reduced by $340,250, the amount of an outstanding promissory note between him and the Company.

     In February 1994, the Company completed a public stock offering of 1,800,000 shares of common stock obtaining net proceeds of $21,723,776. Also in 1994, 52,653 options and 68,400 warrants were exercised obtaining net proceeds of $87,755 and $528,500, respectively.

     In January 1994, the Company's Board of Directors approved a three for one stock split of the Company's common stock. The financial statements have been retroactively adjusted to reflect this transaction.

12.     STOCK OPTIONS

     The Company's stock option plans provide for the grant to officers, other key employees and non-employee directors of 725,000 non-qualified options to purchase common stock. The Board of Directors designates the period of time during which the options vest and may be exercised. The term of options granted to an officer or other key employee cannot exceed ten years from date of grant. The term of options granted to a non-employee director cannot exceed five years from date of grant. The per share exercise price of an option granted may not be less than 100% of the fair market value of the common stock on the date of the grant. Outstanding options totaling 334,219, 274,289 and 159,983 were exercisable at December 31, 1996,1995 and 1994, respectively. The weighted average exercise price of options exercisable at December 31, 1996 was $10.94.

     Transactions under the plan are summarized as follows:

                           Number of        Exercise price
                            options           per option
Outstanding at December
    31, 1993                 103,653       $1.67 to $7.17
     Granted                 134,400               $14.00
     Exercised               (52,653)               $1.67
                             -------
Outstanding at December
    31, 1994                 185,400       $7.17 to $14.00
     Expired                 (51,000)      $7.17 to $14.00
     Granted                 458,000       $8.75 to $12.00
                             -------
Outstanding at December
    31, 1995                 592,400       $7.17 to $14.00
     Expired                 (97,500)      $7.17 to $14.00
     Granted                  65,000       $6.00  to $8.75
                             -------
Outstanding at December
    31, 1996                 559,900       $6.00 to $14.00
                             =======

     Total options outstanding at December 31, 1996 had a weighted average exercise price of $9.94 and a weighted average remaining contractual life of 7.3 years. Of the options outstanding at December 31, 1996, 180,400 options had an exercise price range of $12 - $14 per option and were granted to directors, 379,500 had an exercise price range of $6 - $8.75 per option and were granted to key employees and officers.

     To enable certain executive officers to exercise 260,400 options in 1993, the Company loaned them $708,000, evidenced by five-year promissory notes. The notes bear interest at the federal mid-term rate, are secured by the shares acquired and had an outstanding balance of $367,750 at December 31, 1996 and 1995.

     In August 1996, in connection with the acquisition of Hunt, the Company granted options to Hunt for the purchase of 300,000 shares of stock at $6.50 per share with a term of five years.

     The Company has adopted the disclosure - only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for the stock options granted. Had compensation expense been determined for the options granted in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the proforma amounts indicated below:

                                       1996           1995

Net earnings (loss) - proforma      $ (6,815,791)    $ 3,449,114
Earnings (loss) per share-proforma  $      (1.19)    $       .60

The fair value of each option granted is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996:


     Expected volatility                67%
     Risk-free interest rate            6.5%
     Expected lives                     3-8 Years
     Stock Price at Grant Date:
        1996                            $5.13
        1995                            $7.41


13.  WARRANTS

     In September of 1993, in conjunction with a private placement offering of common stock, the Company offered warrants at $.33 each to eligible stockholders. Each purchaser of common stock was offered two warrants for every three shares of common stock purchased at an exercise price of $6.67. As of December 31, 1996 all of these warrants had either been exercised or have expired.

     In October 1996, the Company issued 149,398 warrants at
$1.50 each to certain holders of expired warrants. The warrants allow for the purchase of stock at an exercise price of $6.50 and expire in September 2001.

     Transactions are summarized as follows:

                                        Number of            Exercise Price
                                        warrants               per warrant
Outstanding at December 31, 1993          427,200           $3.33 to $7.88
     Exercised                            (68,400)          $6.67 to $7.88
Outstanding at December 31, 1994          358,800           $3.33 to $7.88
     Exercised
     Expired                              (60,000)                   $7.88
Outstanding at December 31, 1995          298,800           $3.33 to $6.67
     Exercised                             (4,200)                   $6.67
     Expired                             (291,600)                   $6.67
     Granted                              149,398                    $6.50
Outstanding at December 31, 1996           152,398          $3.33 to $6.50

14.     EMPLOYEE BENEFIT PLAN

     The Company sponsors a tax-qualified defined contribution plan under Section 401(a) of the Internal Revenue Code covering all full-time employees who have completed one year of service as of a quarterly enrollment date. This Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a "pre-tax" basis. The Company contributes a matching contribution with respect to the contributions made by participants at a rate determined by the Board of Directors of the Company each year. The Company may also make an additional contribution to the Profit Sharing Plan each year at the discretion of the Board of Directors. The Company's 401(k) matching contributions were $201,160, $136,437, and $116,557 in 1996, 1995 and 1994, respectively.

15.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of the fair value of financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments held by the Company:

     Cash and cash equivalents and restricted and insurance deposits

     The carrying amount approximates fair value because of the short maturity of these instruments.

     NOTES RECEIVABLE

     The fair value of fixed rate notes receivable is estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans. At December 31, 1996 and 1995, the estimated fair value of the Company's notes receivable approximates the carrying value.

     ACCRUED INTEREST PAYABLE

     The carrying amount approximates fair value as the majority of interest payments are made semi-annually.

     LONG-TERM DEBT

     The fair value of the Company's long-term debt, excluding unamortized discount, was calculated by discounting future cash flows using an estimated fair market value interest rate. The fair value used for the Senior Subordinated Notes was the December 31, 1996 and 1995 bid price. The interest rate for all other debt was estimated based on rates obtained by the Company in 1996 and 1995.

     The estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                1996                           1995
                                      Carrying         Fair           Carrying            Fair
                                      Amount          Value           Amount             Value
Cash and cash equivalents           $ 1,467,535       $1,467,535      $   642,312        $    642,312
Restricted and insurance deposits     1,187,629        1,187,629        1,119,971           1,119,971
Notes receivable                      1,638,135        1,638,135        3,101,393           3,101,393
Accrued interest payable                499,808          499,808          476,072             476,072
Long-term debt                      160,722,723      155,027,991      137,647,498         136,150,570

16.     INSURANCE

     The Company is subject to liability for the deductible portion as to policies of insurance, both past and present with regard to bodily injury and property damage. The current per occurrence deductible is $500,000, subject to satisfaction of an additional aggregate annual deductible of $750,000. The Company's operating subsidiaries act as self-insurers on workers' compensation in several states in which the deductible is as high as $500,000. The estimated liability for self-insured claims was based on past loss experience, current trends and an adjustment for abnormal claims experience related to the recent acquisitions and other factors.

     Standby letters of credit in the amount of $5,122,127 and $2,722,127 and deposits totaling $1,187,629 and $1,428,136 have been furnished to insurance carriers as security for the estimated cost of self-insured claims and for premium payments as of December 31, 1996 and December 31, 1995, respectively. The letters of credit are secured as described in Note 8.

17.     MAJOR CUSTOMERS

     Operating revenues derived from U. S. Governmental Agencies were $52,510,980, $52,647,489 and $40,718,262 for the years ended
December 31, 1996, 1995 and 1994, respectively, which represents 17 percent, 20 percent and 18 percent of total operating revenues for 1996, 1995 and 1994, respectively. There was no other single customer that exceeded 10 percent of operating revenues during this same period.

18.     EXTRAORDINARY ITEMS


     Due to the repayment of certain obligations in 1994, the Company expensed the related unamortized discount of $366,511, net of $136,000 income tax benefit, as an extraordinary item.

19.     ADDITIONAL CASH FLOW INFORMATION

     The Company entered into the following noncash transactions:

    1996

A) At December 31, 1996, the Company recorded revenue equipment and equipment payable of $273,500.

B) The Company acquired equipment of $3,178,639 by incurring capital lease obligations.



     1995

A) The Company sold property of $560,000 in exchange for a note receivable.

B) At December 31, 1995, the Company recorded revenue equipment and equipment payable of $635,170.


     1994

A) The Company acquired equipment of $3,483,668 by incurring capitalized lease obligations.

B) The Company sold revenue equipment and property of $2,183,844 and $295,000, respectively in exchange for notes receivable.
C) At December 31, 1994, the Company recorded revenue equipment and equipment payable of $1,478,320.


20.     RELATED PARTY TRANSACTIONS

     In connection with the October 1995 acquisition of certain assets of Eastern Flatbed Systems, Inc. (EFBS) which is partially owned by an officer of the Company, the Company recorded goodwill of $4.2 million. In 1996, the Company wrote off the unamortized portion of the goodwill in the amount of $4.1 million due to a deemed permanent impairment as a result of lower than expected operating results and a shutdown of a portion of the division.

     During 1994, the Company sold tractors, trailers and satellite tracking devices, to EFBS in exchange for notes receivable. The Company recognized a $537,000 gain associated with the sale of these assets. The notes receivable relating to the purchase of tractors and satellite tracking devices were repaid in full in connection with the acquisition of certain assets of EFBS in October 1995. The $712,500 note receivable relating to the purchase of trailers has been assumed by a stockholder of EFBS, bears interest at 10 percent, matures on December 31, 1998 and had an outstanding balance of $380,583 and $520,413 at December 31, 1996 and 1995, respectively.

     As part of a transaction to prematurely terminate operating leases for 134 high cost tractors, the Company was required to lease 235 new tractors from the vendor, of which 100 were subleased to EFBS from October 1994 through September 1995, for monthly operating lease payments of $136,331 which exceed TRISM's monthly lease expense of $120,231 by $16,100.

     Stock option loans of $367,750 were outstanding at December
31, 1996 and 1995.

21.      SUBSEQUENT EVENT -- CORPORATE RESTRUCTURING

     In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations and administrative functions and reengineer certain business processes to reduce overhead costs and increase operational efficiency. The Company will include in its 1997 results restructuring charges for the termination of certain employees, relocation of key personnel, engagement of an outside consultant and the closing of unproductive facilities. The Company estimates these charges to approximate $2.5 to $3.5 million in the first and second quarters of 1997.

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of TRISM, Inc.


     We have audited the consolidated financial statements and the financial statement schedule of TRISM, Inc. listed in Item 14 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRISM, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.





Atlanta, Georgia
March 19, 1997

QUARTERLY FINANCIAL DATA - UNAUDITED

                                     First                Second             Third            Fourth
                                    Quarter               Quarter            Quarter          Quarter
                                                      (In thousands, except per share amounts)
1996:
Revenues                            $73,040                $79,228           $80,166          $77,599
Operating income                        250                  3,573             4,857           (3,598)
Net income (loss) available  to
  common stockholders                (2,198)                   507               614           (5,521)
Earnings (loss) per share              (.38)                   .09               .11             (.97)

Number of shares used in
  computation of earnings
  (loss) per common share             5,734                  5,734             5,734            5,738

1995:
Revenues                            $62,176                $68,030           $67,658          $70,580
Operating income                      4,006                  7,001             4,864            3,722
Net income available  to
  common stockholders                   352                  2,224             1,205               93
Earnings per share
  before extraordinary item             .06                    .39               .21              .01
Number of shares used in
computation of earnings
per common share                      5,891                  5,774             5,802            5,735

1994:
Revenues                            $48,998                $56,131           $59,870          $60,192
Operating income                      2,372                  5,925             6,576            4,528
Income (loss) before
extraordinary item                     (459)                 2,050             2,288              902
Net income (loss) available  to
  common stockholders                  (690)                 2,050             2,288              902
Earnings (loss) per share
before extraordinary item              (.09)                   .34               .38              .15
Earnings (loss) per share              (.13)                   .34               .38              .15
Number of shares used in
computation of earnings
(loss) per common share               5,329                  6,084             6,067            5,999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

NONE




                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A definitive proxy statement of TRISM, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information regarding directors will be included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 4 of this Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item will be included in the Company's Proxy Statement for the 1997 Annual Meeting of
Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     Information required by this item will be included in the Company's Proxy Statement for the 1997 Annual Meeting of
Stockholders and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in the Company's Proxy for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                             PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

     Financial Statements ***
        Consolidated Balance Sheets at December 31, 1996 and
           December 31, 1995
        Consolidated Statements of Operations for the three years
           ended December 31, 1996
        Consolidated Statements of Common Stockholders' Equity
           for the three years ended December 31, 1996
        Consolidated Statements of Cash Flows for the three years
           ended December 31, 1996
        Notes to Consolidated Financial Statements
        Report of Independent Accountants

        *** The financial statements of each of the Company's subsidiaries are omitted because all of the Company's subsidiaries guarantee the Company's outstanding 10 3/4% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis.

        Financial Statement Schedule for the three years ended
          December 31, 1996
          Schedule II   -   Valuation and Qualifying Accounts

     All other schedules for the Company are omitted because they are not required or not applicable. The required information is included in the financial statements or notes thereto.

EXHIBIT INDEX

     The following exhibits are filed as part of this report.

Exhibit
Number     Description

*3.1       -Certificate of Incorporation, as amended through
             January 21, 1993, of TRISM, Inc.
*3.2       -By-laws of TRISM, Inc.
*4.1       -Form of Indenture
*4.2       -Specimen Certificate for the Common Stock, par
            Value $.01 per share, of TRISM, Inc.
*10.1     -Profit Sharing Plan, as amended as of January 1, 1993.
*10.2     -Employment Contract, dated as of October 28, 1993,
            between the Company and Michael L. Lawrence.
*10.3     -Employment Contract, dated as of October 28, 1993,
            between the Company and Daryl W. Deel.
*10.4     -Employment Contract, dated as of October 28, 1993,
            between Trism Specialized Carriers, Inc. and Gary W.
            Hartter.
*10.5     -Promissory Note, dated as of October 28, 1993, of
            Michael L. Lawrence in favor of the Company.
*10.6     -Promissory Note, dated as of October 28, 1993, of
            Daryl W. Deel in favor of the Company.
*10.7     -Stock Option Plan for officers and key employees.
*10.8     -Form of Amended and Restated Stockholders Agreement,
            dated January 29, 1993 between TRISM, Inc. and James
            A. Carthaus, Frank P Cuscela, Janney Scott Montgomery
            f/b/o, Joseph J. Daniero, Thomas Syracuse, Robert
            Syracuse, Daniel Syracuse, James & Carol Syracuse,
            John N. Irwin III, Jane Irwin, James F. Higgins
            and Hillside Industries, Inc.
*10.9     -Agreement to Restructure, dated April 27, 1993, by and
            between TSMB 2 Acquisition Corporation and Trism
            Specialized Carriers, Inc. and Carrier Consultants,
            Inc. (formerly PST, Inc.).
*10.10     -Promissory Note 1, dated February 12, 1993, by and
             between TSMB 2 Acquisition Corporation and Trism
             Specialized Carriers, Inc. and Carrier Consultants,
             Inc. (formerly PST, Inc.).
*10.11     -Security Agreement, dated April 27, 1993, by and
             between TSMB 2 Acquisition Corporation and Trism
             Specialized Carriers, Inc. and Carrier Consultants,
             Inc. (formerly PST, Inc.).
*10.12     -Trailer Purchase Agreement, dated April 27, 1993, by
             and between Trism Specialized Carriers, Inc. and
             TSMB 2 Acquisition Corporation and  Carrier
             Consultants, Inc. (formerly PST, Inc.).
*10.13     -Agreement to Restructure, dated April 27, 1993, by
             and between Trism Specialized Carriers, Inc. and
             TSMB 2 Acquisition Corporation and  PTR&L Holding
             Corporation  (formerly PST Enterprises, Inc.).
*10.14     -Security Agreement, dated April 27, 1993, by and
             between Trism Specialized Carriers, Inc. and TSMB 2
             Acquisition Corporation and  PTR&L Holding
             Corporation  (formerly PST Enterprises, Inc.).
*10.15     -Settlement Agreement to Restructure, dated January
             15, 1993, by and between Trism Specialized Carriers,
             Inc. and TSMB 2 Acquisition Corporation and  PTR&L
             Holding Corporation  (formerly PST Enterprises,
             Inc.).
*10.16     -Davenport Lease Agreement, dated January 15, 1993,
             between Trism Specialized Carriers, Inc. and PTR&L
             Holding Corporation (formerly PST Enterprises,
             Inc.).
*10.17     -Promissory Note 2, dated February 1, 1993 by Trism
             Specialized Carriers, Inc. and TSMB 2 Acquisition
             Corporation and PTR&L Holding Corporation (formerly
             PST Enterprises, Inc.) in connection with the
             Restructure Agreement modifying the asset
             acquisition agreement.
*10.18     -Promissory Note 3, dated February 1, 1993 by Trism
             Specialized Carriers, Inc. and TSMB 2 Acquisition
             Corporation and PTR&L Holding Corporation (formerly
             PST Enterprises, Inc.) in connection with the
             Restructure Agreement modifying the asset
             acquisition agreement.
*10.19     -Promissory Note 4, dated March 1, 1993 by Trism
             Specialized Carriers, Inc. and TSMB 2 Acquisition
             Corporation and PTR&L Holding Corporation (formerly
             PST Enterprises, Inc.) in connection with the
             Restructure Agreement modifying the
             asset acquisition agreement.
*10.20     -Stock Issuance Agreement, dated January 29, 1992,
             between TRISM, Inc., TSMB 2 Acquisition Corporation,
             Diversified Freight Services, Inc., Gary H. Smith,
             Aubrey L. Scully and Michael R. Brannon.
*10.21     -Assumption of Liabilities Agreement, dated January
             29, 1992, between TRISM, Inc., TSMB 2 Acquisition
             Corporation, Diversified Freight Services, Inc.,
             Gary H. Smith, Aubrey L. Scully and Michael R.
             Brannon.
*10.22     -Non-Disclosure Agreement, dated April 22, 1993, by
             and between Trism Specialized Carriers, Inc. and
             certain employees of Trism Specialized Carriers,
             Inc.
*10.23     -Consulting Agreements, dated June 1, 1993, by and
             between Trism Management Services, Inc. and Walter
             W. Lee (substantially similar in form to agreements
             with Bradford Mills, Effective Leadership
             Strategies, Inc. and Dunbar Associates).
**10.24    -Retainer Agreement, dated June 4, 1993, by and
             between TRISM, Inc., Tri-State Motor Transit Co.,
             McGil Special Services, Trism Specialized Carriers,
             Inc. and Edward A. Vrooman.
**10.25     -Indenture, dated December 15, 1993, between TRISM,
              Inc. and First National Trust Association, as
              trustee.
**10.26      -Employment Contract, dated October 28, 1993,
               between Tri-State Motor Transit Co. and Henry P.
               Hoffman.
**10.27     -Agreement, dated as of January 1, 1994, between
              TRISM, Inc. and Scott-Macon, Ltd.
**10.28     -Consulting Agreement, dated as of January 11, 1994,
              between TRISM, Inc. and James M. Revie.
**10.29     -Form of Registration Rights Agreement, dated as of
              January 24, 1994, between TRISM, Inc. and various
              stockholders.
***10.30     Separation and Consulting Agreement between TRISM,
              Inc. and Michael L. Lawrence dated March 1, 1995.
***10.31     Promissory Note dated June 3, 1994 in the amount of
              $112,000.00 by L. Edward Berry, an officer of
              TRISM, Inc.
11.1         Statement regarding computation of earnings per
             common share.
*16.1        Letter regarding change in certified accountant.
21.1         Subsidiaries of TRISM, Inc.

*Exhibit is incorporated by reference to the Company's
Registration Statement on Form S-1, Registration No. 33-71222, initially filed with the Securities and Exchange Commission on November 4, 1993, as amended.

**Exhibit is incorporated by reference to the Company's Form 10-K for the year ended December 31, 1993.

***Exhibit is filed with Form 10-K for the year ended December
31, 1994.


REPORTS ON FORM 8-K

     During the fourth quarter of 1996, there were no reports filed on Form 8-K.

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRISM, INC.

                                  By:   James M. Revie
                                        James M. Revie
                                        Director, Chairman of the
                                        Board and Chief Executive
                                         Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                 Title

     James M. Revie            Director, Chairman of the Board
     James M. Revie            and Chief Executive Officer


     E. Virgil Conway          Director
     E. Virgil Conway

     Julian H. Gingold         Director
     Julian H. Gingold

     Norman Gross              Director
     Norman Gross

     James F. Higgins          Director
     James F. Higgins

     John J. Kilcullen         Director, President and Chief
     John J. Kilcullen         Operating Officer

     William M. Legg           Director
     William M. Legg

     James L. McKenney         Director
     James L. McKenney

     James G. Overley          Senior Vice President of Finance
     James G. Overley          and Treasurer(Chief Financial
                               Officer)

     John L. Ray               Director
     John L. Ray

SCHEDULE II

TRISM, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31


COLUMN A                               COLUMN B               COLUMN C             COLUMN D         COLUMN E
                                                              ADDITIONS
                                                         (1)            (2)
                                                                       CHARGED TO
                                      BALANCE AT         CHARGED TO      OTHER
                                     BEGINNING OF        COSTS AND     ACCOUNTS-   DEDUCTIONS       BALANCE AT
Description                            PERIOD            EXPENSES      DESCRIBE    --DESCRIBE      END OF PERIOD
1996:
  Allowance for doubtful accounts    $1,584,386          $1,573,500    $           $761,265(B)     $2,396,621

1995:
  Allowance for doubtful accounts    $1,709,634            $307,123    $           $432,371(B)     $1,584,386

1994:
  Allowance for doubtful accounts    $1,093,900            $874,300    $66,264(A)  $324,830(B)     $1,709,634


(A)     Diablo's and Powell's allowance at applicable acquisition date.

(B)     Represents net write-offs of uncollectible accounts.

                         EXHIBIT INDEX
  Exhibit Number                Description
    11                 Computation of earnings per common share
    21                 Subsidiaries of Trism, Inc.
    27                 Financial Data Schedule

