Form 10-Q
period 1997-03-31
TRISM INC /DE/
filed 1997-05-15
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q
  (Mark One)

     [  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1997

                               or
    [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ________

     Commission file number   0-23210

                           TRISM, INC.
  (Exact name of registrant as specified in its charter)

   DELAWARE (State or other jurisdiction of incorporation or organization)

  (I.R.S. Employer Identification No.)       13-3491658

            4174 Jiles Road, Kennesaw, Georgia   30144
      Address of principal executive offices)   (Zip Code)

                          770-795-4600
      (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

  ___  Yes  X      No

As of April 30, 1997, 5,737,337 shares of TRISM, INC.'s common stock, par value $.01 per common share were outstanding.


Part I    FINANCIAL INFORMATION                        Page

          Item 1. Financial Statements                 1

          Item 2. Management's Discussion and          6
                  Analysis of Financial Condition
                  and Results of Operations

Part II   OTHER INFORMATION

          Item 1. Legal Proceedings                    9

          Item 6. Exhibits and Reports on Form 8-K     9



                 PART I   FINANCIAL INFORMATION




Item 1.  Financial Statements

                           TRISM, INC.
                   Consolidated Balance Sheets
                         (In Thousands)
                           (Unaudited)

                                           March 31, December 31,

                                              1997       1996
  ASSETS
 Current assets:
  Cash and cash equivalents                 $   515   $   1,468
  Restricted and insurance deposits           1,010       1,188
  Accounts receivable, net                   52,571      57,503
  Materials and supplies                      2,155       2,450
  Prepaid expenses                           17,987      18,711
  Current portion of deferred income taxes    5,139       5,139
       Total current assets                  79,377      86,459

 Property and equipment, net                116,914     123,052
  Other assets                               22,533      22,986
       Total assets                        $218,824     232,497
  LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                         $ 11,371    $ 10,791
  Checks issued in excess of bank balance     3,110       4,567
  Claims and insurance accruals               6,352       6,012
  Accrued expenses                           12,749       6,551
  Note payable to J.B. Hunt                      --       2,500
  Current maturities of long-term debt       12,028      11,845
       Total current liabilities             45,610      42,266
 Long-term debt, less current maturities    136,661     148,878
 Claims, insurance accruals and other         6,743       6,443
 Deferred income taxes                        4,466       6,160
       Total liabilities                    193,480     203,747

 Stockholders' equity (deficit):
Common stock; $.01 par; 10,000,000 shares
  authorized; 5,903,337
  shares issued at March 31, 1997, and           59          59
  December 31, 1996
  Additional paid-in capital                 37,327      37,327
  Loans to stockholders                        (368)       (368)
  Accumulated deficit                       (10,125)     (6,719)
Treasury stock, at cost, 166,000 shares at
  March 31, 1997 and December 31, 1996       (1,549)     (1,549)
   Total stockholders' equity                25,344      28,750
   Total liabilities and stockholders'     $218,824    $232,497
   equity

See accompanying notes to the consolidated financial statements.




                           TRISM, INC.
              Consolidated Statements of Operations
              (In Thousands, except per share data)
                           (Unaudited)

                                  Three Months Ended March 31,
                                       1997            1996

Revenues                             $ 77,733      $ 73,040
Operating expenses:
Salaries, wages and fringe             28,331        27,381
benefits
Operating supplies and expenses        12,099        11,134
Purchased transportation               14,717        13,916
Operating taxes and licenses            7,057         6,985
Depreciation                            4,556         4,816
Amortization of prepaid leases             76           326
General supplies and expenses           4,340         4,198
Claims and insurance                    2,862         2,354
Communications and utilities            1,396         1,563
Amortization of intangibles               168           197
(Gain)loss on sale of equipment           183           (80)
     Restructuring charge               3,000            --
Total operating expenses               78,785        72,790

Operating income (loss)                (1,052)          250
Interest expense                       (3,801)       (3,660)
Other expense, net                        (13)         (147)
Income (loss) before income taxes      (4,866)       (3,557)
Income tax benefit                     (1,460)       (1,359)
Net income (loss)                     $(3,406)      $(2,198)
Earnings (loss) per common share      $  (.59)      $  (.38)
Earnings (loss) per common share
assuming dilution                     $  (.59)      $  (.38)

See accompanying notes to the consolidated financial statements.

                           TRISM, INC.

              Consolidated Statements of Cash Flows
                         (In Thousands)
                           (Unaudited)

                                     Three Months Ended March 31,

                                            1997         1996
 Cash flows from operating activities:
Net income (loss)                           $(3,406)   $(2,198)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation                                  4,556      4,816
Amortization of prepaid operating leases         76        326
Amortization of intangibles and goodwill        337        352
(Gain) loss on sale of assets                   183        (80)
Restructuring charge                          3,000         --
Deferred  income taxes                       (1,460)    (1,359)
Provision for uncollectible receivables         329        196
 Changes in:
 Accounts receivable                          6,240     (4,832)
 Prepaid expenses                               648       (355)
 Accounts payable                            (2,752)     2,653
 Claims and insurance accruals                  640       (647)
 Accrued liabilities                          3,770      2,961
 Other                                           78         (6)
 Net cash provided by operating              12,239      1,827
 activities

 Cash flows from investing activities:
   Refund of restricted deposits                178        130
   Proceeds from sale of property and         1,726        968
   equipment
   Purchases of property and equipment         (563)    (6,100)
 Net cash provided by (used in)               1,341     (5,002)
 investing activities

 Cash flows from financing activities:
  Net proceeds (repayment)  under           (11,635)     3,832
  revolving credit agreement
  Repayment of long-term debt                (5,402)    (2,355)
  Proceeds from issuance of long-term         2,504      2,135
  debt
Net cash provided by (used in)               14,533)     3,612
  financing activities

Increase (decrease) in cash and cash           (953)       437
  equivalents
Cash and cash equivalents, beginning          1,468        643
  of period
Cash and cash equivalents, end of            $  515     $1,080
  period
Supplemental cash flow information:
  Cash paid during the period for:
Interest (non-capitalized)                   $ 1,222    $ 1,061
Income taxes                                 $    21    $     6

See accompanying notes to the consolidated financial statements.



                           TRISM, INC.
           Notes to Consolidated Financial Statements
                           (Unaudited)


 1.  Accounting Policies

  The 1996 Annual Report on Form 10-K for TRISM, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

 2. Accounting Pronouncements

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

 3.   Corporate Restructuring

  In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During the first quarter of 1997, the Company recorded a $3 million restructuring charge for the estimated costs associated with the termination of certain employees of $1.5 million. The closing of unproductive facilities of approximately $600,000 with remainder for outside consultant and other costs.

  4.   Long-Term Debt

  In December 1996, the Company temporarily increased the maximum amount of its revolving credit facility to $30 million until April 30, 1997 at which time the maximum
amount of the facility returned to $25 million.   The
Company and its lender are in the process of soliciting another lender to commit an additional $5 million to $10 million. The facility also provides for the issuance of standby letters of credit which reduce the availability of cash advances. At March 31,1997, letters of credit of $7.8 million were outstanding and an additional $12.3 million was available under the temporary $30 million facility.

  5.  Contingencies

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

  The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

  In addition to matters referred to above, the Company is a party to several additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition.

  The Company is a defendant in one additional litigation pending in the Circuit Court of Jefferson County, Alabama which is not noteworthy except for the plaintiff's excessive demand. The case is captioned Roy A. Reese v.
Trism Specialized Carriers, Inc. and Tri-State Motor Transit Company. It arises from a lease, transfer and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992.
Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. This portion of the plaintiff's claim was never contested by TRISM. All other claims for damages were found in favor of the defendant (TRISM). The case is currently on appeal by plaintiff. The Company is vigorously contesting the appeal and believes that it will prevail.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain statements in this Form 10-Q include information that is forward looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes.
Results of Operations

  Quarter ended March 31, 1997 compared with quarter ended
  March 31, 1996

  Revenues

  Operating revenues were $77.7 million, up 6.4 percent from $73.0 million in 1996. The following table presents a comparison of revenues by market group.

                   The months ended March 31,
                                1997                 1996

                                    Operating           Operating
     (In thousands)     Revenues      Ratio   Revenues    Ratio
     Heavy Haul          $43,765       95.3%   $43,278      97.0%
     Secured Materials    25,910       92.5%    22,899      99.1%
     Trism Transport       7,354      110.1%     7,741     106.3%
     Logistics             3,175       96.5%     1,233     105.4%
     Eliminations and     (2,471)         --    (2,111)       --
     other
                         $77,733       101.4%   $73,040     99.7%

  Heavy Haul revenues grew by 1.1% in the first quarter of 1997 over 1996. Revenue per total mile increased to $1.490 in 1997 from $1.439 in 1996 primarily due to an increase in the loaded mile ratio to 84.5% in 1997 from 83.8% in 1996. Heavy Haul also experienced approximately a 3% increase in overall freight rates in 1997 over 1996. Additionally, miles per tractor per day increased from 339 in 1996 to 364 in 1997.

  Secured Materials revenues increased by 13% in 1997 over 1996 due to a 7% increase in overall freight rates and an increase in the loaded mile ratio to 84.0% in 1997 from 80.0% in 1996. Additionally, miles per tractor per day increased 12.3% from 365 in 1996 to 410 in 1997. The improvement is primarily due to improved conditions in the munitions market, implementation of a commercial explosives market initiative and improved pricing in the environmental services market as a result of the 1996 acquisition of the Special Commodities division of J.B. Hunt Transport, Inc.

  Trism Transport revenues declined by 5% in 1997 from 1996 due to a shutdown of western business and a voluntary 28% decrease in tractors. The administrative and operations functions of Trism
Transport were consolidated into Heavy Haul in April 1997.

  Logistics revenues increased in 1997 compared to 1996 as a result of growth derived from the 1996 acquisition of the Special
Commodities division of J.B. Hunt Transport, Inc.

Operating Income

  Operating loss for the three months ended 1997 was $1.1 million, including a $3 million restructuring charge, compared to operating income of $.3 million in the first quarter of 1996. Excluding the effect of the restructuring charge, the operating expense ratio improved to 97.5% compared to 99.7% in 1996. Contributing to this improvement were an increase in the loaded mile factor to 84.2% in 1997 from 82.2% in 1996 and an increase in revenue per loaded mile to $1.71 in 1997 from $1.65 in 1996.

Expenses

  The following table sets forth operating expenses as a percent of operating revenues and the related variance from 1997 to 1996.

                                  THREE MONTHS ENDED  INCREASE
                                        MARCH  31,    DECREASE
                                 1997         1996

   Salaries, wages and fringe      36.4%      37.5    (1.1) %
     benefits
       Purchased transportation    18.9%      19.1    (0.2) %
       Operating supplies and      15.6%      15.2     0.4  %
       expenses
       Operating taxes and          9.1%       9.6    (0.5) %
       licenses
       General supplies and         5.6%       5.8    (0.2) %
       expenses
       Claims and insurance         3.7%       3.2     0.5  %
       Depreciation                 5.9%       6.6    (0.7) %
       Amortization of prepaid      0.1%       0.4    (0.3) %
       leases
       Communications and           1.8%       2.1    (0.3) %
       utilities
   (Gain) loss on sale of           0.2%      (0.1)     0.3 %
     equipment
     Amortization of                0.2%       0.3    (0.1) %
     intangibles
       Restructuring Charge         3.9%         -     3.9  %

                                  101.4%      99.7     1.7  %

  Salaries, wages and fringe benefits dropped to 36.4% of revenue in 1997 from 37.5% in 1996. This improvement was primarily due to a $0.2 million drop in non-driver compensation and leveraging these costs over a larger revenue base. Driver wages and related fringe benefits remained consistent with 1996 as a percentage of revenue and on a per-mile basis.

  The reduction in depreciation expense as a percentage of revenue in 1997 results from the financing of new tractors and trailers with operating leases in 1996.

  In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During the first quarter of 1997, the Company recorded a $3 million restructuring charge for the estimated costs associated with the termination of certain employees, engagement of an outside consultant and the closing of unproductive facilities.

  Interest expense for the three months ended March 31, 1997 was $3.8 million compared to $3.7 million in 1996. The increase in expense primarily relates to higher debt levels offset by a lower average interest rate on these borrowings.

Liquidity and Capital Resources

  Net cash provided by operating activities increased by $10.4 million in the first quarter 1997 as compared to first quarter 1996. This increase is primarily due to a decrease in accounts receivable created by an improvement in the collection cycle of approximately seven days as compared to the fourth quarter of 1996.

  In the first quarter of 1997, the Company repaid scheduled debt obligations of $5.4 million and reduced borrowings under the revolving credit facility by $11.6 million. The Company received proceeds of $2.5 million under a sale-leaseback arrangement.

  In December 1996, the Company temporarily increased the maximum amount of its revolving credit facility to $30 million until April 30, 1997 at which time the maximum amount of the facility returned to $25 million. The Company and its lender are in the process of soliciting another lender to commit an additional $5 million to $10 million. The facility also provides for the issuance of standby letters of credit which reduce the availability of cash advances. At March 31, 1997, letters of credit of $7.8 million were outstanding and an additional $12.3 million was available under the temporary $30 million facility.

  The Company estimates 1997 capital expenditures of approximately $22 million primarily related to the replacement of tractors and trailers. Proceeds from the sale of the replaced equipment is expected to approximate $4.3 million. The Company has financing commitments of approximately $13.0 million and believes it will be able to obtain the balance of its financing needs during 1997.

  The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs with cash flow from operations, availability under its working capital facility, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

Accounting Pronouncements

  In August 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which the Company is required to adopt in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to be substantially similar to International Accounting Standards. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's earnings per share or other per share disclosures.

Inflation and Fuel Costs

  Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

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

Item 6.  Exhibits and Reports on Form 8-K

  A. Exhibits

    The following exhibit is filed as part of this report:

                  Designation             Nature of Exhibit

                  27                  Financial Data Schedule

                  11                  Computation of earnings
                                      percommon share

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


                                   TRISM, INC.



By:/s/James M. Revie
James M. Revie
Director, Chairman of the Board and
Chief Executive Officer



By:/s/James G. Overley
James G. Overley
Senior Vice President of Finance, Chief Financial Officer and
Treasurer



Date:May 14, 1997
















                           TRISM, INC.

                           Exhibit Index




                                                        Page
  Exhibit                 Description                  Number
  Number


     11       Computation of earnings per common share   12













                           EXHIBIT 11

                           TRISM, INC.
            COMPUTATION OF EARNINGS PER COMMON SHARE
            (In thousands, except per share amounts)
                           (Unaudited)


                                Three Months Ended March 31,
                                       1997         1996

Net income (loss)                      $(3,406)  $ (2,198)
Weighted average number of
shares

Primary:
 Average common shares                   5,737      5,733
 outstanding
 Common share equivalents resulting
 from assumed exercise of                   --          1
 stock options
                                         5,737      5,734
Fully diluted:
 Average common shares                   5,737      5,733
 outstanding
 Common share equivalents resulting
 from assumed exercise of stock             -           1
 options
                                         5,737      5,734
Earnings (loss) per common
share:
 Primary                               $ (.59)   $   (.38)
 Fully Diluted                         $ (.59)   $   (.38)



  Primary earnings (loss) per common share are computed by dividing net income (loss), after deduction of undeclared dividends on redeemable preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each presented period. Common share equivalents are computed using the treasury stock method. Under the treasury stock method, an average market price is used to determine the number of common share equivalents for primary earnings (loss) per common share. The higher of the average or the end of period market price is used to determine the number of common share equivalents for fully diluted earnings (loss) per common share.