Form 10-Q
period 1997-06-30
TRISM INC /DE/
filed 1997-08-14
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

  (Mark One)
     [  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                               or

     [  ]TRANSITION REPORT PURSUANT TO SECTION 13  OR  15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to ___

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

  As of July 31, 1997, 5,737,337 shares of TRISM, INC.'s common stock, par value $.01 per common share were outstanding.


                           TRISM, INC.

                        TABLE OF CONTENTS



Part I    FINANCIAL INFORMATION                            Page

          Item 1.    Financial Statements                     1
          Item 2.    Management's Discussion and Analysis     5
                     of Financial Condition and Results
                     of Operations


Part II   OTHER INFORMATION

          Item 1.    Legal Proceedings                         10
          Item 4.    Submission of Matters to a Vote of
                     Security Holders                          11
          Item 6.    Exhibits and Reports on Form 8-K          11


                               -i-






                 PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TRISM, INC.
                   Consolidated Balance Sheets
                         (In Thousands)
                           (Unaudited)
                                          June 30,  December 31,
                                             1997        1996
 ASSETS

 Current assets:
  Cash and cash equivalents               $   7,330        1,468
  Restricted and insurance deposits             947        1,188
  Accounts receivable, net                   50,322       57,503
  Materials and supplies                      1,641        2,450
  Prepaid expenses                           19,485       18,711
  Current portion of deferred income          5,823        5,139
  taxes
       Total current assets                  85,548       86,459

 Property and equipment, net                112,970      123,052
 Other assets                                21,976       22,986
       Total assets                       $ 220,494      232,497

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                        $  10,966       10,791
  Checks issued in excess of bank             4,754        4,567
  balance
  Claims and insurance accruals               6,916        6,012
  Accrued expenses and other                  8,771        6,551
  Note payable to J.B. Hunt                      --        2,500
  Current maturities of long-term debt       12,518       11,845
       Total current liabilities             43,925       42,266

 Long-term debt, less current maturities    138,595      148,878
 Claims, insurance accruals and other         6,108        6,443
 Deferred income taxes                        5,625        6,160
       Total liabilities                    194,253      203,747

 Stockholders' equity
Common stock; $.01 par; 10,000,000 shares
 authorized; 5,903,337 shares issued at
 June 30, 1997, and December 31, 1996            59            59

  Additional paid-in capital                 37,327        37,327
  Loans to stockholders                        (368)         (368)
  Accumulated deficit                        (9,228)       (6,719)

Treasury stock, at cost, 166,000 shares
 at June 30, 1997 and December 31, 1996      (1,549)       (1,549)
       Total stockholders' equity            26,241        28,750
       Total liabilities and               $220,494       232,497
        stockholders'equity

      See accompanying notes to the consolidated financial
                           statements.


                           TRISM, INC.
              Consolidated Statements of Operations
              (In Thousands, except per share data)
                           (Unaudited)

                             Three Months Ended       Six Months Ended
                                June 30                  June 30

                                1997      1996     1997      1996

Revenues                       $81,340   79,228   159,073   152,268

Operating expenses:

Salaries, wages and fringe      28,706   28,701    57,045    56,082
benefits

Purchased transportation        15,343   13,915    30,063    27,831

Operating supplies and
expenses                        11,684   11,965    23,768    23,098

Operating taxes and licenses     7,120    7,298    14,177    14,283

Depreciation and amortization    4,732    5,272     9,532    10,611

General supplies and expenses    4,205    4,442     8,549     8,640

Claims and insurance             2,953    2,524     5,815     4,878

Communications and utilities     1,265    1,484     2,660     3,047

Loss (Gain) on sale of
equipment                          214       55       397       (25)

Restructuring charge                 0        0     3,000         0

Total operating expenses        76,222   75,656   155,006   148,445

Income from operations           5,118    3,572     4,067     3,823

Interest expense and other, net  3,739    3,394     7,554     7,202

Income (loss) before income
tax expense (benefit)            1,379      178    (3,487)   (3,379)

Income tax expense (benefit)       482     (329)     (978)   (1,688)

Net earnings (loss)           $    897      507    (2,509)   (1,691)

Earnings (loss) per common    $    .16      .09      (.44)      .29
share


      See accompanying notes to the consolidated financial
                           statements.



                           TRISM, INC.
              Consolidated Statements of Cash Flows
                         (In Thousands)
                           (Unaudited)
                                           Six Months Ended
                                               June 30,
                                             1997     1996

 Cash flows from operating activities:
Net loss                                   $(2,509)  $(1,691)
 Adjustments to reconcile net loss to
 net cash provided by (used in)
 operating activities:
Depreciation and amortization                9,866    10,924
Restructuring charge, net                    1,675         -
Loss (gain) on sale of assets                  397       (25)
Income tax benefit                            (978)   (1,688)
Provision for uncollectible receivables        645       398
 Changes in:
 Accounts receivable                         6,536   (10,337)
 Prepaid expenses                             (774)   (2,538)
 Accounts payable                              175     2,741
 Claims and insurance accruals                 569      (240)
 Accrued liabilities                           545     1,062
 Other                                         516      (664)
 Net cash provided by (used in)             16,663    (2,058)
 operating activities

  Cash flows from investing activities:
   Refund of restricted deposits               241       130
   Proceeds from sale of property and        2,648     2,709
   equipment
   Purchases of property and equipment      (2,014)  (11,015)
   Collection (issuance) of notes              514      (824)
   receivable
 Net cash provided by (used in)              1,389    (9,000)
 investing activities

 Cash flows from financing activities:
 Net (repayment) proceeds under            (11,417)    9,242
 revolving credit agreement
 Repayment of long-term debt                (8,574)   (4,817)
 Proceeds from issuance of long-term         7,881     6,632
 debt
 Payment of deferred loan  costs               (80)       -
 Net cash (used in) provided by            (12,190)   11,057
 financing activities

 Increase (decrease) in cash and cash
 equivalents                                 5,862       (1)
 Cash and cash equivalents, beginning of     1,468      643
 period
 Cash and cash equivalents, end of         $ 7,330   $  642
 period

 Supplemental cash flow information:
   Cash paid during the period for:

  Interest (net of $315,000 capitalized    $ 7,420   $ 6,857
 in 1996)

  Income tax payments                      $    57   $    51


              See accompanying notes to the consolidated
                         financial statements.



                           TRISM, INC.
           Notes to Consolidated Financial Statements
                           (Unaudited)


  1.  Accounting Policies

  The 1996 Annual Report on Form 10-K for TRISM, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the periods ended June 30, 1997 and 1996, respectively have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

  2.  Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share (SFAS No. 128), which the Company is required to adopt in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to be substantially similar to International Accounting Standards. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's earnings per share or other per share disclosures.

  3. Corporate Restructuring

  In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During the first quarter of 1997, the Company recorded a $3 million restructuring charge for the estimated costs associated with the termination of certain employees of $1.5 million, the closing of unproductive facilities of approximately $0.6 million and the remainder for outside consultant and other costs. As of June 30, 1997, restructuring expenses of $1.3 million reduced the original provision.

  4.  Long-Term Debt

  In December 1996, the Company temporarily increased the maximum amount of its revolving credit facility to $25 million (Facility)
  The Facility provides for the issuance of standby letters of credit which reduce the availability of cash advances and amounted to approximately $9.0 million as of June 30, 1997.

  On July 15, 1997, the Company refinanced its Facility with a $45.0 million credit line (Revolver). The proceeds of the
  Revolver  were  used  to  retire  the  Facility  loan  and  are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes certain covenants applicable once availability under the Revolver falls below certain levels.

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

  The Company is a defendant in one additional litigation pending in the Circuit Court of Jefferson County, Alabama. The case is captioned Roy A. Reese v. Trism Specialized Carriers, Inc. and Tri-State Motor Transit Co. It arises from a lease and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. All other claims for damages were found in favor of the defendant (TRISM).

  Plaintiff appealed to the Court of Civil Appeals of Alabama and, on July 11, 1997, that court reversed the lower court ruling and remanded the case for a new trial. Trism has filed an Application for Rehearing, and is prepared to appeal to the Alabama Supreme Court to protect the original jury verdict. The Company believes that it will again prevail should a second trial become necessary.

  In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to
  involve   a   significant  risk  of  materially  and  adversely
  affecting the Company's financial condition.

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain statements in this Form 10-Q include information that is forward looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1996 and period ended June 30, 1996.


 Results of Operations

 The following table sets forth the percentage change between periods of certain revenue and expense items.

                     Three Months Ended           Six Months Ended
                           June 30                     June 30
 Percentage of
 Revenue Basis:        1997   1996   Variance    1997   1996   Variance

 Revenue               100%    100%       -      100%   100%         -

 Operating
 Expenses:

   Salaries, wages and
    fringe benefits   35.2%    36.1%    0.9%    35.7%  36.7%       1.0%

   Purchased
    transportation    18.9%    17.6%   (1.3%)   18.9%  18.3%      (0.6%)

   Operating supplies
    and expenses      14.4%    15.1%    0.7%    14.9%  15.2%       0.3%

   Operating taxes
    and licenses       8.8%     9.2%    0.4%     8.9%   9.4%       0.5%

   Depreciation and
    amortization       5.8%     6.7%    0.9%     6.0%   7.0%       1.0%

   General supplies
    and expenses       5.2%     5.6%    0.4%     5.4%   5.7%       0.3%

   Claims and          3.6%     3.2%   (0.4%)    3.7%   3.2%      (0.5)%
    insurance

   Communication
    and utilities      1.6%     1.9%    0.3%     1.7%   2.0%       0.3%

   Loss (gain) on
    sale of assets     0.2%     0.1%   (0.1%)    0.3%     -       (0.3%)

   Restructuring
    charge               -        -       -      1.9%     -       (1.9%)

     Total
      Operating
      Expenses        93.7%    95.5%    1.8%    97.4%  97.5%       0.1%

 Income from           6.3%     4.5%    1.8%     2.6%   2.5%       0.1%
  operations

 Interest and
   other, net          4.6%     4.3%   (0.3%)    4.8%   4.7%      (0.1%)

 Income tax expense
  (benefit)            0.6%    (0.4%)  (1.0%)   (0.6%) (1.1%)     (0.5%)

 Net earnings
  (loss)               1.1%     0.6%    0.5%    (1.6%) (1.1%)     (0.5%)

Operating Revenue

Operating revenues increased $2.1 million, or 2.7%, from the second quarter 1996 to 1997 and $6.8 million, or 4.5% from the six month period ended 1996 to 1997. The loaded mile ratio improved .2% from 1996 to comparable periods in 1997 and the loaded rate per mile improved $.04 and $.06 from the second quarter 1996 and six month period ended June 1996, respectively. Operating revenue between periods includes the following (000's):

                     Quarter Ended June 30    Six Months Ended June 30
                             1997    1996        1997     1996


 Market

 Heavy Haul               $49,161    47,608      92,926     92,187
 Secured                   28,324    23,806      54,234     46,923
 Transport                  4,175     8,895      11,529     16,637
 Logistics                  2,665     1,669       5,840      2,903
 Elimination's and
 Other                     (2,985)   (2,750      (5,456)    (6,382)

                          $81,340    79,228     159,073    152,268


Operating Income

Operating income for the 1997 second quarter increased 43.3% over 1996 and 6.4% for the six months ended June 1997 compared to 1996. The quarterly operating expense ratio improved 1.8% from the second quarter 1996. The six month operating expense ratio decreased by 2.0% excluding the $3 million restructuring charge in the first quarter of 1997.

The improved operating results in 1997 for the Company were primarily driven by the improved performance at Secured offset by lower results at Transport and the restructuring charge.

The improvement at Secured is primarily due to improved conditions in the munitions market, implementation of a commercial explosives market initiative and improved pricing in the environmental services market as a result of the 1996 acquisition of the special commodities division of J.B. Hunt Transport, Inc.

Transport operating income continues to decline due to a shutdown of its western division and a voluntary 28% decrease in tractors. The Company is continuing its efforts to remove itself from this market and the administrative and operations functions were consolidated into Heavy Haul in April 1997.

1997   operating  income  results  for  all  other  markets   are
materially consistent with 1996 results.

Operating income between periods includes the following (000's):

                      Quarter Ended June 30     Six Months Ended June 30
                             1997      1996         1997       1996

 Market

 Heavy Haul                $3,786     3,865        5,845       5,183
 Secured                    3,057       643        5,004         840
 Transport                   (705)       (9)      (1,451)       (500)
 Logistics                     88        10          200         (58)
 Restructuring charge           0         0       (3,000)          0
 Elimination's and
 Other                     (1,108)     (937)      (2,531)     (1,642)

                           $5,118     3,572        4,067       3,823

Operating and Other Expenses

Salaries, wages and fringe benefits dropped .9% and 1% of revenue from the quarter and six month period ended June 1996 to the corresponding periods in 1997. The improvement resulted from a $.4 million and $.6 million reduction in non-driver compensation for the 1997 quarter and six month period and leveraging these costs over a larger revenue base.

Purchased transportation increased 1.3% and .6% of revenue for the quarter and six month period ended June 30, 1997 and 1996, respectively, as a result of increased brokerage expenses of .5% of revenue. In addition, operating lease expense increased in 1997 as a result of financing new and replacement tractors and trailers with operating leases in 1996. The foregoing increase in operating lease expense is partially offset by a favorable reduction in depreciation expense over the same time periods.

Operating supplies decreased .7% and .3% of revenue from the quarter and six month period ended 1996 to 1997, respectively. The reduction in operating supplies for the 1997 quarter is attributed to an improvement in fleet fuel efficiency of 5.58 miles per gallon in 1996 as compared to 5.68 miles per gallon in 1997 as well as a reduction in the per gallon cost of fuel of $1.20 in 1996 as compared to $1.14 in 1997. The favorable results in the 1997 second quarter offset unfavorable fuel trends experienced in the first quarter.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations and administrative functions. During the first quarter of 1997, the Company recorded a $3 million restructuring charge for the estimated costs associated with the termination of certain employees, engagement of an outside consultant and the closing of unproductive facilities. As of June 30, 1997, restructuring expenses of $1.3 million reduced the original provision.

Interest expense is consistent in the 1996 and 1997 time periods due to similar debt levels and terms.

The effective income tax rates for the second quarter and six months ended June 30, 1997, of approximately 35% and 28%, respectively, decreased from the corresponding periods in 1996 due to the effect of non-deductible items and projected operating results for the remainder of the year.

Liquidity and Capital Resources

Net  cash  provided  by operating activities increased  by  $18.7 million in the six months ended June 1997 as compared to 1996. This increase is primarily due to improved income from operations and a decrease in accounts receivable created by an improvement in the collection period.

In 1997 the Company repaid scheduled debt obligations of $8.6 million and reduced borrowings under the revolving credit facility by $11.4 million. The Company received proceeds of $7.9 million under certain sale-leaseback arrangements which were used to refinance certain outstanding indebtedness.

The Company estimates 1997 capital expenditures of approximately $22 million primarily related to the replacement of tractors and trailers. Proceeds from the sale of the replaced equipment is expected to approximate $4.3 million. The Company has financing commitments for all of its anticipated capitalized expenditures.

The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs with cash flow from operations, availability under its working capital facility, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

In December 1996, the Company temporarily increased the maximum amount of its revolving credit facility to $25 million (Facility). The Facility provides for the issuance of standby letters of credit which reduce the availability of cash advances and amounted to approximately $9.0 million as of June 30, 1997.

On July 15, 1997, the Company refinanced its Facility with a $45.0 million credit line (Revolver). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes certain covenants applicable once availability under the Revolver falls below certain levels.

Accounting Pronouncements

In August 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share (SFAS No. 128), which the Company is required to adopt in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share in order to be substantially similar to International Accounting Standards. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's earnings per share or other per share disclosures.

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

  The Company is a defendant in one additional litigation pending in the Circuit Court of Jefferson County, Alabama. The case is captioned Roy A. Reese v. Trism Specialized Carriers, Inc. and Tri-State Motor Transit Co. It arises from a lease and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. All other claims for damages were found in favor of the defendant (TRISM).

  Plaintiff appealed to the Court of Civil Appeals of Alabama and, on July 11, 1997, that court reversed the lower court ruling and remanded the case for a new trial. Trism has filed an Application for Rehearing, and is prepared to appeal to the Alabama Supreme Court to protect the original jury verdict. The Company believes that it will again prevail should a second trial become necessary.

  In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to
  involve   a   significant  risk  of  materially  and  adversely
  affecting the Company's financial condition.


Item 4. Submission of Matters to a Vote of Security Holders

   (a) The date of the annual meeting was May 13, 1997.
   (b) Not required
   (c) The following matters were voted on at the meeting:

     (1) The following persons were nominated and elected to serve as directors of Trism, Inc.:

                        Affirmative     Votes      Broker
      Name                 Votes       Withheld   Abstentions  Nonvotes

  James M. Revie         4,474,609     141,386        -           -
  Julian H. Gingold      4,476,079     139,914        -           -
  Virgil Conway          4,476,026     139,967        -           -
  James F. Higgins       4,476,207     139,786        -           -
  William M. Legg        4,476,026     139,967        -           -
  John L. Ray            4,476,207     139,786        -           -


      (2) The appointment of Coopers & Lybrand, independent accountants, was ratified by the following vote:

        Affirmative      Negative                       Broker
          Votes            Votes      Abstentions       Nonvotes

         3,985,093       16,068         614,832           -


Item 6. Exhibits and Reports on Form 8-K

       A. Exhibits

       The following exhibit is filed as part of this report

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


                           TRISM, INC.




                                      By:/s/James M. Revie
                                      James M. Revie
                                      Director, Chairman of the
                                      Board and Chief Executive
                                      Officer




                                      By:/s/James G. Overley
                                      James G. Overley
                                      Senior Vice President of
                                      Finance, Chief Financial
                                      Officer and Treasurer






Date:August 14, 1997

























                           TRISM, INC.

                          Exhibit Index

                                                                 Page
  Exhibit Number    Description                                 Number

   11               Computation of earnings per common share      14












                                                       EXHIBIT 11
                           TRISM, INC.
            COMPUTATION OF EARNINGS PER COMMON SHARE
            (In thousands, except per share amounts)
                           (Unaudited)


                                  Three Months          Six Months
                                  Ended June 30        Ended June 30
                                 1997       1996       1997       1996

Net earnings (loss)            $  897     $  507      $(2,509)   $(1,691)

Weighted average number of
shares

  Primary:
   Average common shares        5,737      5,733        5,737      5,733
   outstanding
 Common share equivalents
   resulting from assumed
   exercise of stock options        -          1            -          1

                                5,737      5,733        5,737      5,734

  Fully diluted:
   Average comon shares
   outstanding                  5,737      5,733        5,737      5,733

   Common share equivalents
   resulting from assumed
  exercise of stock options        -          1            -          1

                                5,737      5,734        5,737      5,734

Earnings (loss) per common
share:
 Primary                         $.16       $.09        $(.44)     $(.29)
 Fully Diluted                   $.16       $.09        $(.44)     $(.29)


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