Form 10-K/A
period 1996-12-31
TRISM INC /DE/
filed 1997-09-30
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                          FORM 10-K/A1


(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)For the fiscal year ended December 31, 1996

                               or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from __________ to __________

                 Commission file number 0-23210

                          TRISM, INC.
     (Exact name of registrant as specified in its charter)

          DELAWARE                               13-3491658
(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

     4174 Jiles Road, Kennesaw, Georgia                30144
     (Address of principal executive offices)        (Zip Code)

                         (770) 795-4600
       Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         [  ] Yes       [X] No


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

The Registrant's Form 10-K for the year ended December 31, 1996, as filed March 28, 1997, is hereby amended to include the following items.

Item 10.  Directors and Executive Officers of the Registrant.

The following provides information about each Director of the Company as of March 1, 1997, including data on the business backgrounds, and the names of public companies and other selected entities for which they also serve as directors. All Directors of the Company hold office until the next Annual Meting of Stockholders and until the election and qualification of their successor. All of the Directors were elected by the stockholders of the Company at the 1996 Annual Meeting of Stockholders.

James M. Revie, age 60, has been the Chairman of the Board of Directors of the Company since May 1993, a Director since August 1992 and Chief Executive Officer of the Company since August 1995. He was a Vice Chairman of Scott-Macon, Ltd., New York, NY, an investment banking firm, from February 1991 until March 31, 1995.

John J. Kilcullen, age 55 was a Director and the President and Chief Operating Officer of the Company from August 1995 until his resignation on May 31, 1997. He was President and Chief
Executive Officer of Chemical Lehman Tank Lines, Inc., a transportation company, for more than five years prior to August
1995.

E. Virgil Conway, age 67, has been a Director of the Company since June 1994. He has been Chairman of the Metropolitan Transportation Authority, New York, NY, a public transportation agency, since April 1995. He was the Chairman of the Financial Accounting Standards Advisory Council from May 1992 until July 1995. He has been a financial consultant since April 1989. Mr. Conway is a director of the Union Pacific Corporation, a transportation company, of Accuhealth, Inc., Bronx, NY, a home injection firm, and of the Centennial Insurance Company, a property and casualty company. He is a member of the Board of Trustees of Consolidated Edison Company of New York, Inc., an electric company, of Atlantic Mutual Insurance Company, of HRE Properties, Inc., an equity fund, and of several mutual funds managed by Phoenix Home Mutual Insurance Company.

Julian H. Gingold, age 60, has been a Director of the Company since January 1993. He has been a Senior Vice President of Dean
Witter Reynolds, Inc., New York, NY, a stock brokerage firm, for more than the prior five years.

James F. Higgins, age 65, has been a Director of the Company since January 1993. He has been a Vice President of Finance and Administration of Hillside Industries Incorporated, a holding company, for more than the prior five years.

William M. Legg, age 52, has been a Director of the Company since June 1994. He has been a Managing Director of Alex. Brown & Sons Incorporated, Baltimore, MD, an investment banking firm, for more than the prior five years. Mr. Legg is a director of Federal Armored Express, Inc., a transportation company, and a member of the Business Advisory Boards of the Northwestern University Transportation Center and the Massachusetts Institute of Technology Transportation Center.

John L. Ray, age 53, has been a Director of the Company since January 1990. He was the Chairman of the Board of Directors of the Company from January 1990 to May 1993. He has been a consultant to Capital Growth Monitoring, Inc., a financial advisory company, since January 1996. He was a Vice President and Senior Portfolio Manager of the Delaware Management Company Philadelphia, PA, a money management firm, for more than five years prior to January 1996.

Norman Gross, age 68 was a Director of the Company from January 1993 until May 1997. Mr. Gross has been President of Norman Gross Associates, Inc., Philadelphia, PA, an independent management consulting firm, for more than the prior five years. Mr. Gross was a director of Enzon, Inc., a pharmaceutical company, for more than five years prior to July 1994. Mr. Gross did not stand for reelection as a Director at the Company's May 13, 1997 Annual Meeting of Stockholders.

James L. McKenney, age 67, was a Director of the Company from May 1996 until May 1997. Mr. McKenney has been Professor of Business Administration, Harvard University, Graduate School of Business Administration, for more than the past five years, and has been a professor at Harvard University since 1960. Mr. McKenney has published numerous books and articles on management and corporate information systems. Mr. McKenney did not stand for reelection as a Director at the Company's May 13, 1997 Annual Meeting of Stockholders.

Board of Directors and Committees

The standing committees of the Board of Directors are the Audit &
Finance Committee, Executive Committee, Nominating Committee, and the Compensation Committee.

The Audit & Finance Committee reviews the internal and external audit policies and procedures of the Company. It also reviews the Company's internal controls, oversees the external auditors of the Company (recommending annually the selection of the Company's external auditors), and reviews the Company's litigation, claims and contingencies. Its 1996 members were:
James F. Higgins (Chairman), James M. Revie and James L. McKenney. It met eight times in 1996.

The Executive Committee represents the Board of Directors between meetings for the purpose of consulting with officers, considering matters of importance and either taking action or making recommendations to the Board. Its members in 1996 were James M. Revie (Chairman), Norman Gross, James E. Higgins, John J. Kilcullen and John L. Ray. The Executive Committee met seven times in 1996.

The Nominating Committee is responsible for recommending nominees to the Board of Directors. Its 1996 members were John L. Ray
(Chairman), Julian H. Gingold and James M. Revie.  It met once in
1996. The Nominating Committee does not consider nominees recommended by stockholders.

The Compensation Committee oversees organizational, personnel, compensation and benefits policies and practices of the Company. It reviews and recommends to the Board the compensation of the executive officers. The Compensation Committee administers the Company's Option Plan. Its members in 1996 were E. Virgil Conway (Chairman), Julian H. Gingold and William M. Legg. It met five times in 1996.

Meetings of Directors

In calendar year 1996, the Board of Directors held six meetings.
Each of the current directors of the Company attended at least
75% of the aggregate meetings held by the Board and by the Committees on which the director served.

Compensation of Directors

Each member of the Board of Directors who is not an officer or employee of the Company is paid a retainer in the amount of $18,000 per annum, payable quarterly in arrears. In addition, each member of the Board of Directors who participates in more than six meetings during any twelve month period is paid $1,000 for each additional meeting which the member attends in person or participates in by telephone conference call. Officers of the Company who also serve as directors do not receive any retainer or additional fees for serving as a director.

Each member of a Committee of the Board who is not an officer or employee of the Company receives compensation of $1,000 for each Committee meeting the member attends in person or participates in or by telephone conference call.

On the date of each Annual Shareholders Meeting each non-employee director who has been elected or re-elected as of the adjournment of the Meeting receives options to purchase 2,500 shares of Common Stock. Such options vest at the rate of 1/36 per month beginning on the date of grant and continuing for a period of 36 months, after which the options are fully vested.

Item 11.  Executive Compensation.

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer of the Company, the former President and Chief Operating Officer of Tri-State Motor Transit Co., and to each of the four other most highly compensated executive officers of the Company whose total cash compensation for the year ended December 31, 1996 exceeded $100,000 (the "Named Executive Officers").

                   SUMMARY COMPENSATION TABLE



                Annual Compensation          Long Term
                                             Compensation Awards


                                            Other                   All
                                            Annual                 Other
Name and                                    Compen-  Securities    Compen-
Principal                                   sation   Underlying    sation
Position          Year   Salary($) Bonus($)  ($)     Options/SARs    ($)

James M. Revie(6) 1996   225,000      ___   8,884(7)  155,000(2)  1,875(1)
Chairman and CEO  1995   168,750      ___   3,702         ___       ___

John J. Kilcullen 1996   250,000      ___  11,689(7)  120,000(2)    ___
(6)(8) President
and COO           1995    87,006      ___   3,896         ___       ___

Daryl W. Deel(4)  1996   200,000      ___     ___       25,000      ___
President and     1995   200,000   20,000     ___          ___    1,438(1)
COO of Tri-State  1994   200,050  120,000(3)  ___          ___      ___
Motor Transit Co.

Gary W.           1996   170,833      ___     ___       19,000(2) 1,562(1)
Hartter (9)       1995   150,000   25,000     ___          ___    1,450(1)
President and     1994   150,250   30,000     ___          ___      900(1)
COO of Trism
Specialized
Carriers, Inc.

Spencer F.       1996    150,000     ___      ___         2,000 (2)  ___
Barber (6)       1995     46,635     ___      ___           ___      ___
Sr Vice President

Ralph S.         1996     95,625     ___      ___        10,000(2) 27,086(5)
Nelson (6)
Sr Vice President,
General Counsel and
Secretary


(1) Amounts shown represent contributions by the Company to the 401(k) portion of the Company's Profit Sharing Plan on behalf of such officer.

(2) All of the option grants reported in the table above with respect to Messrs. Revie, Kilcullen, Deel, Hartter and Barber represent options previously granted by the Company during the fiscal years ended December 31, 1994 and December 31, 1995;
     such options were repriced by the Company during the fiscal year ended December 31, 1996. Numbers shown represent options to purchase shares granted.

(3) Amount shown represents a special bonus, which was granted by the Company on October 28, 1993, with the payment deferred until January 7, 1994.

(4)  Daryl W. Deel left the Company on February 24, 1997.

(5) Amount shown represents reimbursement for relocation expense in connection with commencing employment with the Company.

(6) Messrs. Revie, Kilcullen and Barber began employment with the Company in 1995. Mr. Nelson began employment with the Company in 1996.

(7)  Amount shown represents the cost of Company provided automobiles.

(8)  John J. Kilcullen left the Company on May 31, 1997.

(9)  Gary W. Hartter left the Company on September 10, 1997.


Option/SAR Grants In Last Fiscal Year

The following table provides information concerning stock options granted by the Company during the year ended December 31, 1996, to each of the Named Executive Officers.


                        % OF
                        TOTAL
                      OPTIONS/SARS                    POTENTIAL REALIZABLE
          NUMBER OF   GRANTED TO                        VALUE AT ASSUMED
          SECURITIES  EMPLOYEES                         ANNUAL RATES OF
 NAME     UNDERLYING   IN YEAR    EXERCISE                STOCK PRICE
           OPTIONS      ENDED     OR BASE               APPRECIATION FOR
           /SARS    DECEMBER 31,   PRICE    EXPIRATION   OPTION TERM(2)
         GRANTED(4)    1996     (S/SHX1)(2)   DATE           5 %    10 %

James M.   30,000       6.6%        6.50  December 31, 2000  70,683  161,958
Revie     100,000      21.9%        6.50  March 14, 2005    338,356  824,610
           25,000       5.5%        6.50  August 15, 2000    35,020   75,416

John J.   120,000      26.2%        6.50  September 1,2000  168,095  361,999
Kilcullen

Daryl W.   25,000       5.5%        6.50  August 15, 2000    35,020   75,416
Deel

Gary W.     9,000       2.0%        6.50  February 7, 1999    7,609   15,824
Hartter    10,000       2.2%        6.50  August 15, 2000    14,008   30,167

Spencer F.  2,000       0.4%        6.50  August 15, 2000     2,802    6,033
Barber

Ralph S.   10,000       2.2%        6.00  June 30, 2001      16,577   36,631
Nelson

(1) Exercise prices were equal to or greater than fair market value, as determined by the Board of Directors, on the date of grant. All of the option grants reported in the table above with respect to Messrs. Revie, Kilcullen, Deel, Hartter and Barber represent options previously granted by the Company during the fiscal years ended December 31, 1994 and December 31, 1995; such options were repriced by the Company during the fiscal year ended December 31, 1996.

(2) Represents potential realizable value before income taxes. The dollar amounts under these columns are the result of calculations at 5% and 10% rates as specified by the rules of the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's Common Stock.

Option Exercises And Holdings

The following table provides information concerning the value of unexercised stock options held on December 31, 1996, by each of the Named Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND F-Y END OPTION/SAR
VALUES

                               NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS/
         SHARES               OPTIONS/SARs AT F-Y END        SARs AT F-Y END
        ACQUIRED     VALUE
NAME   ON EXERCISE REALIZED EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
           (#)                  (#)          (#)          (#)          (#)

James M.    -         -      141,111      13,889           --           --
Revie

John J.     -         -       53,333      66,667           --           --
Kilcullen

Daryl W.    -         -       10,556      14,444           --           --
Deel

Gary W.     -         -       12,388       6,612           --           --
Hartter

Spencer     -         -          833       1,667           --           --
Barber

Ralph S.    -         -        1,667       8,333           --           --
Nelson

The following table provides information with respect to all repricings of options held by any Named Executive Officer of the Company from the Company's initial public offering in February 1994 through December 31, 1996:

                       Options Repricings
            February 1994 through December 31, 1996




                                Market
                   Number Of    Price                            Length Of
                   Securities  of Stock                         Original Option
                   Underlying  On Date     Exercise                Term
                    Options      Of        Price At              Remaining At
 Name     Original  Reprice    Repricing    Time Of     New      Date of
           Issue      Or       August 27,  Repricing  Exercise   Repricing
           Date     Amended      1996      Amendment   Price     Amendment

James M.  01/11/94    30,000     $4.63      $14.00     $6.50     6 yr 4 mo
Revie     03/15/95   100,000     $4.63      $12.00     $6.50     8 yr 7 mo
          08/11/95    25,000     $4.63       $8.75     $6.50     4 yr 0 mo

John J.   08/11/95   120,000     $4.63       $8.75     $6.50     4 yr 0 mo
Kilcullen

Daryl W.  08/11/95    20,000     $4.63       $8.75     $6.50     4 yr 0 mo
Deel(1)   12/20/95     5,000     $4.63       $8.75     $6.50     4 yr 4 mo

Gary W.   02/03/94     9,000     $4.63      $14.00     $6.50     2 yr 6 mo
Hartter   08/11/95     5,000     $4.63       $8.75     $6.50     4 yr 0 mo
          12/20/95     5,000     $4.63       $8.75     $6.50     4 yr 4 mo

Spencer F.12/20/95     2,000     $4.63       $8.75     $6.50     4 yr 4 mo
Barber

(1) Notwithstanding the length of the original terms of such options on the date of the repricing, as a result of the termination of his employment from the Company, all of Mr.Deel's options expired on May 25, 1997, all of Mr. Kilcullen's options expired on August 31,
     1997 and all of Mr. Hartter's options will expire on December 10, 1997, if not exercised.

EMPLOYMENT AND OTHER ARRANGEMENTS

The Company and John J. Kilcullen entered into an employment agreement, dated as of August 11, 1995, pursuant to which Mr. Kilcullen will serve as President and Chief Operating Officer for a period of two years at a salary of $250,000 per annum. In connection with his employment, Mr. Kilcullen was granted an option to purchase 120,000 shares of Common Stock at an exercise price of $8.75 per share, since reduced by the Board of Directors to $6.50 per share, exercisable on or before August 11, 2000. Mr. Kilcullen left the Company on May 31, 1997.

The Company and Daryl W. Deel entered into a Separation Agreement, dated as of February 24, 1997, pursuant to which the Company will make severance payments in the total amount of $200,000 over one year, from February 24, 1997. The Separation Agreement acknowledges that Mr. Deel is fully vested through stock options in the right to purchase 12,500 shares of the Common Stock of the Company at an exercise price of $6.50 per share for a period of ninety days from the Separation Date. Stock options for other shares previously granted have not vested and have expired by their terms.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

Certain Beneficial Owners

The following table shows, as of March 1, 1997, the security ownership of those beneficial owners who own or may own, directly or indirectly, more than five percent of the Company's voting shares.


                                  Common Stock         Percent
    Name and Address of       Amount and Nature of       of
     Beneficial Owner         Beneficial Ownership      Class


John N. Irwin III                  994,662(1)           17.3
 405 Park Avenue
 New York, NY  10022

Hillside Capital                   748,299              13.0
Incorporated
 405 Park Avenue
 New York, NY  10022

David Zaidner                      720,574(2)           12.6
 Gartenstrasse 33
 Postfach 6016
 8023 Zurich, Switzerland

Wellington Management             505,200(3)            8.8
Company
 75 State Street
 Boston, Massachusetts 02109

John L. Ray                       433,200(4)           7.5
 218 East Beechtree Lane
 Wayne, PA  19087

(1) Includes 169,098 shares of Common Stock held of record, 1,323 shares of Common Stock held by his spouse, and 75,942 shares of Common Stock held by his minor children. In addition, John N. Irwin III owns the majority of the issued and outstanding shares of common stock of Hillside Capital Incorporated, and accordingly may be deemed the beneficial owner of the 748,299 shares of Common Stock owned by Hillside Capital Incorporated. Mr. Irwin disclaims any beneficial ownership of Common Stock beneficially owned by Hillside Capital Incorporated and the shares of Common Stock beneficially owned by members of his immediate family.

(2) Includes 571,374 shares of Common Stock held of record by David Zaidner and 109,200 shares of Common Stock held of record by Sleeping Beauty
     N.V., a trust for the benefit of the children of David Zaidner. Mr. Zaidner disclaims any control of the trust and any beneficial ownership of the shares held by the trust. Also includes 40,000 shares of Common Stock owned by G. Kastl, as nominee for the benefit of Mr. Zaidner.

(3) Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 15, 1997 by Wellington Management Company.

(4) Includes 421,500 shares of Common Stock held of record and 4,200 shares of Common Stock which may be acquired upon the exercise of warrants and 7,500 shares which may be acquired upon the exercise of options within 60 days of March 31, 1997.

Management

The following table shows as of March 1, 1997 the beneficial ownership of Common Stock by each director, each of the Named Executive Officers, and all directors and Named Executive Officers as a group.



Name and Address                           Amount and Nature  Percent
of Beneficial                                of Beneficial       of
Owner (13)              Title               Vested Ownership    Class

James L. Ray       Director                      433,200 (1)     7.5

James M. Revie     Chairman of the Board         222,778 (2)     3.8
                   & Chief Executive Officer

John J. Kilcullen  President & Chief              88,333 (3)     1.5
                   Operating Officer

Gary W. Hartter    Executive Vice                 39,111 (4)      *
                   President & President
                   of several operating
                   subsidiaries

Norman Gross       Director                      27,500 (5)(12)   *

James F. Higgins   Director                      25,200 (6)       *

Julian H. Gingold  Director                      10,000 (7)       *

William M. Legg    Director                       8,500 (8)       *

E. Virgil Conway   Director                       7,500 (8)(12)   *

James L. McKenney  Director                       7,500           *

Ralph S. Nelson   Senior Vice President,          2,778 (9)
                  General Counsel & Secretary

Spencer F. Barber Senior Vice President,          3,111 (10)
                  Information & Communication
                  Services

All executive                                   875,511 (11)     14.5
officers and
directors as a
group (12 persons)

(1) Includes 4,200 shares which may be acquired upon the exercise of warrants and 7,500 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(2) Includes 67,500 shares of Common Stock held by a corporation owned by Mr. Revie and his spouse (directly owned), 10,000 shares owned by James M. Revie IRA Rollover, Custodian First Fidelity Bank and also includes 145,278 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(3) Includes 73,333 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(4) Includes 15,111 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(5) Includes 14,000 shares owned by Norman Gross as Trustee of the Norman Gross Associates, Inc. Defined Benefit Plan (directly owned), 6,000 shares which may be acquired upon the exercise of warrants and 7,500 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(6) Includes 4,200 shares which may be acquired upon the exercise of warrants and 7,500 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(7) Includes 2,500 shares held by Mr. Gingold's spouse and 7,500 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(8) Includes 7,500 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(9) Includes 2,778 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(10) Includes 1,111 shares which may be acquired upon the exercise of vested options within 60 days of March 31, 1997.

(11) Includes 289,511 shares which may be acquired upon the exercise of warrants and vested options within 60 days of March 31, 1997.

(12) Norman Gross and James McKenney did not stand for re-election to the Board of Directors at the Company's May 13, 1997 Annual Meeting of Shareholders.

(13) Address:  c/o TRISM, INC., 4174 Jiles Road, Kennesaw, GA  30144.

* less than one (1) percent

Item 13      Certain Relationships and Related Transactions.

Trism Transport Services, Inc. ("TTSI"), a subsidiary of the Company, purchased certain of the asset of EFB Transport Services, Inc. ("EFB") for approximately $3.1 million and assumed approximately $1.7 million in certain liabilities pursuant to an asset purchase agreement dated
September 30, 1995. Alan R. Wilson, formerly an employee of the Company, was a director of EFB and held a 40% ownership interest in EFB which he acquired in June 1987. Pursuant to the asset purchase agreement, EFB was obligated to pay out all proceeds of the sale to its creditors. The asset purchase agreement provided for additional payments to the seller based upon post-acquisition earnings of the acquired operations. Such contingent purchase price payments were also designated for the retirement of obligations to EFB's creditors. The Company advanced EFB approximately $2.8 million in 1995 and 1996 in anticipation of such earn-outs, and ultimately recorded goodwill. In December 1996, the Company wrote off unamortized goodwill in connection with the transaction of approximately $4.1 million based upon revised assessments of recoverability and the restructuring of TTSI. Mr. Wilson left the Company effective May 31, 1997.





                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TRISM, INC.

Date:  September 30, 1997           /s/ James M. Revie
                                    James M. Revie
                                    Director, Chairman of the Board
                                    and Chief Executive Officer