Form 10-Q
period 1997-09-30
TRISM INC /DE/
filed 1997-11-14
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q

  (Mark One)
     [  X  ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                               or

     [     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
            THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________ to
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

  As of October 31, 1997, 5,737,337 shares of TRISM, INC.'s common stock, par value $.01 per common share were outstanding.

                           TRISM, INC.

                        TABLE OF CONTENTS



Part I    FINANCIAL INFORMATION                        Page

          Item 1. Financial Statements                  1
          Item 2. Management's Discussion and Analysis  6
                  of Financial Condition and Results of
                  Operations


Part II   OTHER INFORMATION

          Item 1. Legal Proceedings                    11
          Item 6. Exhibits and Reports on Form 8-K     12

                 PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                           TRISM, INC.
           Consolidated Balance Sheets (In Thousands)
                           (Unaudited)
                                            September   December
                                             30, 1997  31, 1996
 ASSETS
 Current assets:
  Cash and cash equivalents                    $9,920     1,468
  Restricted and insurance deposits             2,461     1,188
  Accounts receivable, net                     47,996    57,503
  Materials and supplies                        1,664     2,450
  Prepaid expenses                             19,791    18,711
  Deferred income taxes and other               4,860     5,139
       Total current assets                    86,692    86,459

 Property and equipment, net                  116,024   123,052
 Other assets                                  22,273    22,986
       Total assets                         $ 224,989   232,497

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                            $10,376  $ 10,791
  Claims issued in excess of bank balance       4,773     4,567
  Claims and insurance accruals                 8,435     6,012
  Accrued expenses and other                   10,420     6,551
   Note payable to J.B. Hunt                       --     2,500
  Current maturities of long-term debt:
         Monthly principal payments            12,234    11,477
         Residual obligations                   8,696       368
       Total current liabilities               54,934    42,266

 Long-term debt, less current maturities      133,203   148,878
 Claims, insurance accruals and other           5,840     6,443
 Deferred income taxes                          4,625     6,160
       Total liabilities                      198,602   203,747

 Stockholders' equity
Common stock; $.01 par; 10,000,000 shares
 authorized; 5,903,337 shares issued at
 September 30, 1997, and December 31, 1996         59        59
  Additional paid-in capital                   37,327    37,327
  Loans to stockholders                          (368)     (368)
  Accumulated deficit                          (9,082)   (6,719)
Treasury stock, at cost, 166,000 shares at
 September 30, 1997 and December 31, 1996      (1,549)   (1,549)
  Total stockholders' equity                   26,387    28,750
  Total liabilities & stockholders' equity  $ 224,989   232,497

      See accompanying notes to the consolidated financial
                           statements.

                           TRISM, INC.
              Consolidated Statements of Operations
              (In Thousands, except per share data)
                           (Unaudited)

                           Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                               1997      1996        1997      1996

Revenues                     $ 78,472   80,166     237,545  232,434

Operating expenses:
Salaries, wages and fringe
benefits                       27,752   28,426      84,799   84,507
Operating supplies and
expenses                       11,276   11,220      35,044   34,318
Brokerage carrier expenses      7,572    7,015      21,049   19,003
Operating taxes and licenses    6,666    7,221      20,843   21,504
Depreciation and
amortization                    4,683    4,764      14,063   14,723
Contractor expenses             4,682    4,292      13,892   14,630
General supplies and
expenses                        4,014    4,661      12,564   13,280
Revenue equipment rents         3,636    3,679      11,161    9,836
Claims and insurance            2,950    2,516       8,765    7,416
Communications and utilities    1,258    1,472       3,918    4,519
Restructuring charge                -        -       3,000        -
Loss on sale of equipment         311       43         708       18
Total operating expenses       74,800   75,309     229,806  223,754

Income from operations          3,672    4,857       7,739    8,680

Interest expense and other, net 3,555    3,633      11,110   10,835

Income (loss) before income
tax expense benefit)              117    1,224      (3,371)  (2,155)

Income tax expense (benefit)      (29)     610      (1,008)  (1,078)

Net earnings (loss)              $146      614      (2,363)  (1,077)

Earnings (loss) per common
share                            $ .03     .11        (.41)    (.19)

Number of shares used in
 computation of earnings
 (loss) per common share         5,737   5,734       5,737    5,734


      See accompanying notes to the consolidated financial
                           statements.

                           TRISM, INC.
              Consolidated Statements of Cash Flows
                         (In Thousands)
                           (Unaudited)

                                               Nine Months
                                              Ended September 30,
                                                 1997      1996
 Cash flows from operating activities:
Net loss                                      $(2,363)   $(1,077)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
Depreciation and amortization                  14,573     15,192
Restructuring charge, net                         610          -
Loss on sale of assets                            708         18
Income tax benefit                             (1,008)    (1,078)
Provision for uncollectible receivables           970        662
 Changes in:
 Accounts receivable                            7,950    (13,115)

 Prepaid expenses                              (1,080)    (3,193)
 Accounts payable                                (415)       433
 Claims and insurance accruals                  1,820       (217)
 Accrued liabilities                            3,259      4,064
 Other                                            914        249
 Net cash provided by operating activities     25,938      1,938

  Cash flows from investing activities:
   Increase in restricted deposits             (1,273)      (173)
   Proceeds from sale of property and           4,668      5,555
   equipment, net
   Purchases of property and equipment        (11,920)   (17,983)

   Collection (issuance) of notes receivable,     587     (1,372)
   net
   Payment for purchase of companies,
   net of cash acquired                             -     (2,886)

     Net cash used in investing activities     (7,938)   (16,859)

 Cash flows from financing activities:
   Net (repayment) proceeds under revolving
   credit agreement                           (14,411)     8,104

 Repayment of long-term debt                  (12,062)    (7,843)

 Proceeds from issuance of long-term debt      17,383     15,603

    Payment of loan acquisition costs            (458)         -
 Net cash (used in) provided by financing      (9,548)    15,864
  activities

 Increase in cash and cash equivalents          8,452        943
  Cash and cash equivalents, beginning of       1,468        643
  period
 Cash and cash equivalents, end of period      $9,920     $1,586

 Supplemental cash flow information:
   Cash paid during the period for:

 Interest (net of $315,000 capitalized in 1996 $8,593     $7,991

 Income tax payments                           $   64     $   73

      See accompanying notes to the consolidated financial
                           statements.

                           TRISM, INC.
           Notes to Consolidated Financial Statements
                           (Unaudited)


  1.Accounting Policies

  The 1996 Annual Report on Form 10-K for TRISM, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q.  The statements for the periods presented are condensed and do not contain all
  information required by generally accepted accounting principles
  to be included in a full set of financial statements.   In the opinion
  of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the periods ended September 30, 1997 and 1996, respectively have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

  2.Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board issued
  SFAS No. 128, Earnings per Share (SFAS No. 128), which the Company Company is required to adopt in 1997. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings earnings per share in order to be substantially similar to International Accounting Standards. The adoption of SFAS No. 128 is not expected to have a material impact on the Company's earnings per share or other per share disclosures.

  3.Corporate Restructuring

  In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During the first quarter of 1997, the Company recorded a $3 million charge associated with the organizational restructuring.

  Actual restructuring expenditures incurred through September 30, 1997, amounted to approximately $1.3 million for outside consulting services, $.8 million for costs associated with the termination of employees, and $.3 million in terminal facility closure expenses.

  The Company eliminated 97 full-time positions ("FTP") from the first quarter 1997 through the third quarter 1997 as a result of the restructuring effort. The foregoing headcount reduction, by market, is Heavy Haul - 15 FTP; Secured - 26 FTP;
  Transport - 38 FTP; and, Other - 18 FTP.

  The Company has slated 20 terminal facilities for closure; of which, 10 facilities were closed through September 30, 1997. Expenditures charged against the provision represent building rent and certain selling and maintenance expenses incurred from the first quarter through the actual closure / disposition date.

  4.  Long-Term Debt

  In December 1996, the Company temporarily increased the maximum amount of its revolving credit facility to $25 million (the "Facility"). The Facility provided for the issuance of standby letters of credit which reduced the availability of cash advances.

  On July 15, 1997, the Company refinanced the Facility with a
  $45.0 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures
  July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes certain covenants applicable once availability under the Revolver falls below $8,000,000 for 10 consecutive days. Availability under the Revolver was approximately $13 million at September 30, 1997, including a reduction for outstanding letters of credit of approximately $10 million.

  5.  Contingencies

  Under the Comprehensive Environmental Responses, Compensation and Liability Act ("CERCLA") and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" (PRP), solely because of its activities as a transporter of hazardous substances, at two sites, the Company does not believe it will be subject to material liabilities at such sites. The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages. It is an open open question in some jurisdictions in which the Company does does business as to whether or not punitive damages awares are covered by insurance.

  The Company is a defendant in one additional litigation pending in the Circuit Court of Jefferson County, Alabama. The case is captioned Roy A. Reese v.Trism Specialized Carriers, Inc. and Tri-State Motor Transit Co. It arises from a lease and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims. The case was tried in August 1996 and plaintiff was awarded $47,000 in rental fees admitted by TRISM to be due for the use of plaintiff's trailer equipment after cancellation of the original contract.
  All other claims for damages were found in favor of the defendant (TRISM). Plaintiff appealed to the Court of Civil Appeals of Alabama and, on July 11, 1997, that court reversed the lower court ruling and remanded the case for a new trial. Trism has filed an Application for Rehearing, and is prepared to appeal to the Alabama Supreme Court to protect the original jury verdict. The Company believes that it will again prevail should a second trial become necessary.

  In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition.

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain statements in this Form 10-Q include information that is forward looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1996 and period ended September 30, 1997.

  Results of Operations

  The following table sets forth the percentage change between periods of certain revenue and expense items.

                        Three Months Ended      Nine Months Ended
                          September 30            September 30

 Percentage of                           Vari                  Vari
 Revenue Basis:           1997    1996   ance    1997   1996   ance

 Revenue                  100.0% 100.0%    -    100.0%  100.0%     -

 Operating Expenses:
  Salaries, wages and
  fringe benefits          35.4%  35.5%  0.1%    35.7%   36.4%   0.7%
  Operating supplies
   and expenses            14.4%  14.0%  (0.%)   14.8%   14.8%     -
  Brokerage carrier
   expenses                 9.6%   8.8% (0.8%)    8.9%    8.2%  (0.7%)
  Operating taxes and
  licenses                  8.5%   9.0%  0.5%     8.8%    9.3%   0.5%
  Depreciation and
  amortization              6.0%   5.9% (0.1%)    5.9%    6.3%   0.4%
  Contractor expenses       6.0%   5.4% (0.6%)    5.8%    6.3%   0.5%
  General supplies and
  expenses                  5.1%   5.8%  0.7%     5.3%    5.7%   0.4%
  Revenue equipment rents   4.6%   4.5% (0.1%)    4.7%    4.2%  (0.5%)
  Claims and insurance      3.8%   3.1% (0.7%)    3.7%    3.2%  (0.5%)
  Communication and
  utilities                 1.6%   1.8%  0.2%     1.6%    1.9%   0.3%
  Restructuring charge        -      -     -      1.3%      -   (1.3%)
  Loss on sale of asset     0.4%   0.1% (0.3%)    0.3%      -   (0.3%)
 Total Operating
  Expenses                 95.4%  93.9% (1.5%)   96.8%   96.3%  (0.5%)

 Income from operations     4.6%   6.1% (1.5%)    3.2%    3.7%  (0.5%)

 Interest and other, net    4.5%   4.5%    -      4.7%    4.7%     -

 Income (loss) before
 taxes                      0.1%   1.6% (1.5%)   (1.5%)  (1.0%) (0.5%)

 Income tax expense
 (benefit)                    -    0.8%  0.8%    (0.5%)  (0.5%)    -

 Net earnings (loss)        0.1%   0.8% (0.7%)   (1.0%)  (0.5%) (0.5%)

Operating Revenue

Operating revenue between periods includes the following (000's):

             Quarter Ended September 30    NineMonths Ended September 30
                           1997       1996        1997      1996

      Market

 Heavy Haul              $48,905     46,189    141,831     138,376
 Secured                  25,795     25,841     80,029      72,764
 Transport                 3,441      9,115     14,970      25,752
 Logistics                 3,424      1,175      9,264       4,078

 Eliminations and Other   (3,093)    (2,154)    (8,549)     (8,536)
                         $78,472     80,166    237,545     232,434


Operating revenues decreased $1.7 million, or 2.1%, from the third quarter 1996 to 1997 and increased $5.1 million, or 2.2% from the nine month period ended 1996 to 1997. The loaded rate per mile improved $.06 from 1996 to comparable periods in 1997 and the loaded mile ratio improved .8% and 1.4% from the third quarter 1996 and nine month period ended September 1996, respectively.

Operating Income

Operating income between periods includes the following (000's):

          Quarter Ended September 30    Nine Months Ended September 30

                             1997     1996       1997      1996

      Market

 Heavy Haul                 $3,009   3,577      8,854      8,760
 Secured                       980   2,291      5,984      3,131
 Transport                    (544)   (206)    (1,995)      (706)
 Logistics                     108     (91)       308       (149)
 Restructuring charge            -       -     (3,000)         -
 Over (under) allocation
 of overhead                   119    (714)    (2,412)    (2,356)

                            $3,672   4,857      7,739      8,680

Operating income for the 1997 third quarter decreased 24.4% over 1996 and 10.8% for the nine months ended September 1997 compared to 1996. The 1997 quarterly results were adversely impacted by a lower than expected ratio of active tractor capacity to total tractor capacity caused by a shortage of drivers which left approximately 10% of the Company's tractor fleet idle. In addition, Secured operating income was adversely impacted primarily due to a change in the allocation of overhead of $.6 million and increased contractor costs of $.4 million.

As a result of driver retention issues, the Company was unable to fully participate in the industry-wide surge in freight demand. Although drivers are in short supply across the trucking industry, the problem was particularly acute for the Company in the third quarter and primarily related to the organization-wide restructuring effort. The Company has engaged an outside consultant and created a new Executive Vice President of Operations position to shore up the recruiting effort. The Company believes the process of improving to acceptable levels the ratio of active tractor capacity to total tractor capacity will take at least another 3 - 6 months.

The operating results in 1997 for the Company were primarily driven by the improved performance at Secured offset by lower results at Transport and the restructuring charge. The improvement at Secured is primarily due to improved conditions in the munitions, commercial explosives, and environmental services markets.

Transport operating results continued to adversely affect the Company's overall performance in 1997. As a result, the Company has completely removed itself from this market and the remaining administration and operations functions were consolidated into Heavy Haul in October 1997.

Operating income results for 1997, before allocation of overhead, is materially consistent with 1996 results for all other markets.

Operating and Other Expenses

Salaries, wages and fringe benefits dropped .7% of revenue for the nine month period ended September 1996 to the corresponding periods in 1997. The improvement resulted from a reduction in non-driver compensation for the 1997 quarter and nine month period and leveraging these costs over a larger revenue base.

General supplies and expenses decreased 0.7% of revenue for the three months ended September 30, 1996 to 1997, primarily due to a decrease in travel and road driver expenditures of approximately $.4 million.

Claims and insurance expenses increased .7% of revenue for the three months ended September 30, 1997, as a result of an increase in claim and self-insurance reserves.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During the first quarter of 1997, the Company recorded a $3 million charge associated with the organizational restructuring.

Actual restructuring expenditures incurred through September 30, 1997, amounted to approximately $1.3 million for outside consulting services, $.8 million for costs associated with the termination of employees, and $.3 million in terminal facility closure expenses.

The Company eliminated 97 full-time positions ("FTP") from the first quarter 1997 through the third quarter 1997 as a result of the restructuring effort. The foregoing headcount reduction, by market, is Heavy Haul - 15 FTP; Secured - 26 FTP; Transport - 38 FTP; and, Other - 18 FTP.

The Company has slated 20 terminal facilities for closure; of which, 10 facilities were closed through September 30, 1997. Expenditures charged against the provision represent building rent and certain selling and maintenance expenses incurred from the first quarter through the actual closure / disposition date.

Interest expense is consistent in the 1996 and 1997 time periods due to similar debt levels and terms.

The effective income tax rates for the third quarter and nine months ended September 30, 1997, decreased from the corresponding periods in 1996 due to the effect of non-deductible items and projected operating results for the remainder of the year.

Liquidity and Capital Resources

Net cash provided by operating activities amounted to $25.9 million in the nine months ended September 1997 as compared to 1996. This increase is primarily due to improved income from operations and a decrease in accounts receivable created by an improvement in the collection period.

In 1997, the Company repaid scheduled debt obligations of $12.1 million and reduced borrowings under the revolving credit facility by $14.4 million. The Company received proceeds of $17.4 million under certain sale-leaseback and long-term borrowing arrangements which were used to refinance certain outstanding indebtedness and purchase new equipment.

The Company estimates 1997 capital expenditures of approximately $21 million primarily related to the replacement of tractors and trailers. Proceeds from the sale of the replaced equipment is expected to approximate $5.3 million. The Company has financing commitments for all of its anticipated capitalized expenditures.

The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs with cash flow from operations, availability under its working capital facility, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

On July 15, 1997, the Company refinanced the Facility with a $45.0 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures
July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus
 .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes certain covenants applicable once availability under the Revolver falls below $8,000,000 for 10 consecutive days. Availability under the Revolver was approximately $13 million at September 30, 1997, including a reduction for outstanding letters of credit of approximately $10 million.

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

Year 2000 Software

The Company has considered the potential impact of the year 2000 to its computer systems. The year 2000 problem arises as a result of the year being entered as a two digit number rather than four to define the applicable year. In the Company's AIX based operating environment all dates are converted to a five digit number which is a count of the number of days since December 31, 1969. Further, the system interprets all dates as a future year rather than a prior year thus 2000 will not be interpreted as 1900. The Company believes that this structure eliminates any serious year 2000 problems. The Company plans a full system test during calendar year 1998 and anticipates that it will not be required to engage outside consultants to attain compliance. Any costs associated with attaining compliance will not be material.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

The Company entered into short term fuel price contracts for the actual delivery of fuel for the fourth Quarter of 1997 and the first quarter of 1998. These contracts, which settle monthly, fix the price of fuel for approximately 4.5 million gallons or approximately 30% of the Company's estimated usage during these periods.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  Under Comprehensive Environmental Responses, Compensation and Liability Act ("CERCLA") and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" (PRP), solely because of its activities as a transporter of hazardous substances, at two sites, the Company does not believe it will be subject to material liabilities at such sites.

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


                           TRISM, INC.




                                      By:/s/James M. Revie
                                      James M. Revie
                                      Director, Chairman of the
                                      Board and Chief Executive
                                      Officer




                                      By:/s/James G. Overley
                                      James G. Overley
                                      Senior Vice President of
                                      Finance, Chief Financial
                                      Officer and Treasurer






Date:November 14, 1997

                           TRISM, INC.

                          Exhibit Index

                                                          Page
  Exhibit Number     Description                          Number

   11             Computation of earnings per common share  15

                                                       EXHIBIT 11

                           TRISM, INC.
            COMPUTATION OF EARNINGS PER COMMON SHARE
            (In thousands, except per share amounts)
                           (Unaudited)



                        Three Months Ended        Nine Months Ended
                          September 30              September 30

                          1997       1996        1997         1996

Net earnings (loss)      $  146      $  614     $(2,363)     $(1,077)

Weighted average number of shares

  Primary:
   Average common
   shares outstanding     5,737       5,733       5,737        5,733
   Common share
   equivalents resulting
   from assumed exercise
   of stock options           -           1           -            1
                          5,737       5,734       5,737        5,734
  Fully diluted:
   Average common shares
   outstanding            5,737       5,733       5,737        5,733
   Common share
   equivalents resulting
   from assumed exercise
   of stock options           -           1           -            1
                          5,737       5,734       5,737        5,734

Earnings (loss) per common share:

  Primary                $  .03       $ .11       $(.41)       $(.19)
  Fully Diluted          $  .03       $ .11       $(.41)       $(.19)

Primary earnings (loss) per common share are computed by dividing net income (loss), after deduction of undeclared dividends on redeemable preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each presented period. Commons share equivalents are computed using th treasuuy stock method. Under the treasury stock method, an average market price is used to determine the number of common share equivalents for primary earnings
(loss) per common share. The higher of the average or the end of period market price is used to determine the number of common share equivalents for fully diluted earnings (loss) per common share.