Form 10-K
period 1997-12-31
TRISM INC /DE/
filed 1998-03-26
CIK 914480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d)of the
          Securities Exchange Act of 1934 Fee Required)

           For the fiscal year ended December 31, 1997

                               or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 (No Fee Required)

           For the transition period from ___________to_____________

                 Commission file number 0-23210

                           TRISM, INC.
     (Exact name of registrant as specified in its charter)

          DELAWARE                                13-3491658

   (State or other jurisdiction of incorporation ororganization)
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

________________       _________________________________________

   Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, Par Value $.01
                       (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              [ X ] Yes      [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

The aggregate market value of the voting stock held by non affiliates of the registrant, computed by reference to the closing sales price as quoted on NASDAQ on February 28, 1998 was $12,362,770.

As of February 28, 1998, 5,737,337 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of TRISM, Inc.'s proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.


                       Page 1 of 44 Pages
                Exhibit Index located on page 40

                        TABLE OF CONTENTS

          ITEM                                                      PAGE
PART I.    1.   Business                                              3

           2.   Properties                                            8

           3.   Legal Proceedings                                     9

           4.   Submission of matters to a Vote of Security
                 Holders                                              9

PART II.   5.   Market for the Registrant's Common Equity and
                 Related Stockholder Matters                         10

           6.   Selected Financial Data and Operating Statistics     11

           7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 12

           8.   Financial Statements and Supplementary Data          21

           9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure              38

PART III. 10.   Directors and Executive Officers of the Registrant   39

          11.   Executive Compensation                               39

          12.   Security Ownership of Certain Beneficial Owners
                 and Management                                      39

          13.   Certain Relationships and Related Transactions       39

PART IV.  14.   Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                 39

                Exhibit Index                                        40

                             PART I.

ITEM 1. Business

OVERVIEW

TRISM, Inc. (the "Company"), a Delaware corporation, entered the transportation business in January 1990 with the acquisition of Tri-State Motor Transit Co. The Company's operations includes a group of carriers specializing in the transportation of heavy machinery and equipment (Heavy
Haul), hazardous waste, explosives and radioactive materials (Secured Materials), building materials, lumber, steel and metal products (Commercial Flatbed), and a contract logistics provider (Logistics). The Company conducts these operations principally through Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), Trism Transport Services, Inc.("TTSI"), and
Trism Logistics, Inc. ("TLI"). The Company completed strategic acquisitions through August 1996 in order to increase market share, expand the geographic scope of its operations, and obtain the necessary lane density to achieve profitability primarily in the heavy machinery, munitions, and hazardous waste sectors of its operations.

As a result of continued losses in the commercial flatbed market during 1996, the Company elected to exit the commercial flatbed market by closing down component operations of TTSI and record a charge of $4.1 million against 1996 operating results to reflect the write-off of the net book value of goodwill associated with this acquisition. The Company consolidated remaining operations of the Commercial Flatbed market into Heavy Haul in October 1997.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During 1997, the Company recorded a total of $3.2 million in charges associated with the organizational restructuring. Refer to Note
3 to the Company's consolidated financial statements for more information.

The Company does not intend to acquire additional businesses until the corporate restructuring is complete and the benefits therefrom are realized. However, the Company believes that the continuing consolidation in the trucking industry and conversion of private fleets will provide profitable acquisition opportunities in the future.

Heavy Haul

TSC, the Company's largest operating unit, specializes in the transportation of over-sized and over-dimensional loads throughout the United States, Canada, and Mexico. Also, the Company entered the super heavy haul market in 1997 through its joint venture with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation, that generated approximately $3.3 million in operating revenues. The Super Heavy Haul market allows for the transportation of freight in excess of 160,000 pounds up to 10,000 tons. The largest markets for Heavy Haul are manufacturers of large machinery and equipment, suppliers and contractors to industrial and public construction, importers of industrial durable goods and the U.S. Government. The following table includes Heavy Haul's contribution of revenue, exclusive of corporate and intercompany elimination adjustments, for the three years ended December 31:

                                     1997        1996       1995
   Revenue (in thousands)          $193,509    $180,325   $174,683
   Percent of Company revenue            60%         56%        63%

Secured Materials

The Secured Materials market is characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military and commercial weapons, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the United States government and various governmental agencies, waste generators, and environmental clean-up firms.

TSMT and Diablo service customers in the munitions and explosives markets and are collectively the largest transporters of Department of Defense munitions in the continental United States. TSMT operates throughout the continental United States with Diablo's market focus primarily in the western regions of the United States.

Trism Environmental Services ("TES"), a division of TSMT, provides service to customers in the hazardous waste and radioactive materials market and is the largest transporter of hazardous waste materials in the United States. TES operates throughout the United States, but its primary market focus is east of the Mississippi.

The operating companies within the Secured Materials group have operating authority in the entire continental United States and certain provinces of Canada. In addition, the group maintains trailer interchange agreements with certain Mexican carriers.

The following table includes Secured Material's contribution of revenue, exclusive of corporate and intercompany elimination adjustments, for the three years ended December 31:

                                     1997        1996     1995

   Revenue (in thousands)          $104,893   $ 97,930   $ 91,502
   Percent of Company revenue            32%        31%        33%

Commercial Flatbed

In October 1995, the Company acquired certain assets of Eastern Flatbed Systems, Inc. which specialized in flatbed trailer services to the building materials markets in the Southwest and Southeast regions of the United States. The Company formed TTSI to continue service to the commercial flatbed market and to provide lane-balancing freight for the Company's specialized operating units.

As a result of continued losses in the commercial flatbed market during 1996, the Company elected in 1997 to exit the commercial flatbed market by closing down component operations of TTSI and consolidating remaining operations into the Heavy Haul group in October 1997. Accordingly, a charge of $4.1 million was recorded in the 1996 operating results to reflect the write-off of unamortized goodwill associated with this
acquisition.   The following table includes TTSI's contribution of revenue, exclusive of corporate and intercompany elimination adjustments, for the three years ended December 31:

                                    1997       1996         1995
   Revenue (in thousands)        $ 14,970    $ 34,390     $ 6,786
   Percent of Company revenue           5%         11%          2%

Logistics

In March 1995, the Company acquired Kavanagh & Associates, Inc., renamed Trism Logistics, Inc. ("TLI") in 1997, a logistics firm specializing in the management of freight by truck (particularly in the hazardous waste market), rail and water in the domestic and international markets of
Europe, South America and the Far East.   TLI's client base includes
engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies.

The following table includes TLI's contribution of revenue, exclusive of corporate and intercompany elimination adjustments, for the three years ended December 31:

                                    1997        1996        1995

   Revenue (in thousands)        $ 11,564   $   6,090   $   4,254
   Percent of Company revenue           3%          2%          2%

Strategy

The Company's business strategy is to offer high quality, specialized transportation services in specific markets of the trucking industry to
service-sensitive customers.   The key components of the Company's
strategy are as follows:

Market Leadership

The Company has sought to enter niche trucking markets in which it can become the preeminent carrier. These markets generate higher revenues per mile than general freight carriage. There are substantial service and productivity advantages to having a large specialized equipment fleet including high route density and a large, diverse customer base.

Nationwide Coordination of Operations

The Company's coordinated nationwide operations and careful compliance by the Company's drivers and field personnel with a synchronized network load plan are key elements in its strategy. In order to minimize down time and to reduce empty miles, the Company coordinates its nationwide operations by utilizing systems designed to match driver and equipment availability to customer and geographic demand. As part of this process, the Company has equipped substantially all of its tractors with satellite communications equipment which enables the Company's drivers and dispatchers to communicate with each other at any time regardless of where a tractor is in the continental United States. This system enables the Company to provide its customers with current information on the location and status of cargo while in transit.

Specialized Operating Capabilities and Equipment

The Company has the capability of handling all of an individual shipper's freight in the Company's niche markets. The Company's operating capabilities include a variety of specialized equipment, regulatory permits and compliance expertise, satellite communications and technology, specialized terminals including segregated munitions storage areas and driver selectivity and training. The Company owns 28 types of trailers to meet the specialized needs of shippers. Because of the number and variety of trailers in the Company's fleet, the Company is able to accommodate large nationwide shippers' needs on a timely basis. The breadth of these equipment options is an integral part of the Company's position with its major customers.

Seasonality

The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are significantly lower than the quarters ending in June and September due to reduced shipments and higher operating costs as a percentage of revenues in the winter months.

Customers

The Company's largest customer is the United States government (principally the Department of Defense) which accounted for approximately 16 percent of consolidated revenues in 1997. The remainder of the Company's customer base is diversified in terms of customer concentration, industry and geography, none of which accounted for more than 10 percent of the Company's consolidated revenues.

Employees

At December 31, 1997, the Company had 3,087 employees of whom 2,278 were drivers. Like other trucking operations, the Company experiences a high turnover rate (approximately 103% for 1997) of its Company-employed drivers and contract operators.

Risk Management and Insurance

The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation and cargo loss and damage. The Company maintains insurance against these risks and is subject to liability for deductibles with regard to personal injury and property damage and self-insured retention with regard to workers' compensation under the insurance policies. The Company currently maintains liability insurance for bodily injury and property damage. The current deductible for bodily injury and property damage is $500,000 per occurrence plus the satisfaction of an additional $750,000 deductible for claims which exceed $500,000. The Company is a qualified workers' compensation self-insurer in the States of Missouri and Oklahoma where most of its drivers are domiciled with losses in excess of $500,000 insured by an excess workers' compensation
policy.   In  all other states statutory workers' compensation insurance is maintained with a deductible or retro program with a $500,000 loss limit per occurrence to the Company. The Company has issued standby letters of credit in the amount of $11.2 million and collateralized an additional $1.0 million in the form of restricted deposits at December 31, 1997, to secure its self-insured and deductible insurance programs.

The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain of the shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance with a current deductible of $100,000 per occurrence. In addition to following DOT regulations requiring random drug testing and post accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

Safety

The Company employs safety specialists and maintains safety programs designed to meet its specific needs. In addition, the Company employs specialists to perform compliance checks and to conduct safety tests throughout the Company's operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include an incentive pay program for accident and claim-free driving, an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.

Information Technology

In 1997, the Company made additional investments in information technology to support and improve both operations and administrative services. During 1997, the Company licensed and installed a workflow and document management system, a fuel optimization system, and a post-dispatch optimizer. The aforementioned systems have gone through extensive testing, systems integration and some modification to match the Company's business processes,
and integration with the Company's core dispatch system.   All three
applications will be utilized in production starting in 1998, and did not have a significant impact on the Company's capital or liquidity resources in 1997. The Company monitors the anticipated improvements from these systems against those improvements actually attained.

In 1996, the Company made technological advancements in the Company's continuing efforts to integrate the operations of all TRISM companies by bringing all Secured Materials companies on line with other operating divisions. The Company also successfully moved its informational hardware to its new corporate headquarters located in Kennesaw, Georgia.

The Company completed the final stages of installing satellite communications in all truck fleets. Not only does this upgrade allow for real-time communications for customers, it allows the Company to tap into onboard computers to retrieve specific data on company tractors. This technology also links the Company to companies in the United States and around the world.

Additionally in 1996, the Company implemented a software program designed to optimize truckload decision making. This software, called MICROMAP, gives load planners the ability to improve service while reducing costs.

The Company has considered the potential impact of the year 2000 to its computer systems. The year 2000 problem arises as a result of the year being entered as a two-digit number rather than four to define the applicable year. In the Company's AIX based operating environment, all dates are converted to a five digit number, which is a count of the number of days since December 31, 1969.

Further, the system interprets all dates as a future year rather than a prior year, thus 2000 will not be interpreted as 1900. The Company believes that this construct eliminates any serious year 2000 problems and leaves only some minor clean-up work to be done so that representations of the date in any report where the 1900 portion of the date might be assumed are
corrected to reflect 2000.   The Company plans a full system test during
calendar year 1998, and anticipates that it will not be required to engage outside consultants to attain compliance, and any costs associated with attaining compliance will not be material.

The Company plans a full system test during calendar year 1998, and anticipates that it will not be required to engage outside consultant to attain compliance, and any costs associated with attaining compliance will not be material. The Company plans to load a copy of all of its production applications, its database system software, the current release
of AIX and copies of live data for testing.   Key factors to be tested
include: proper recognition of dates in 1999 for date; arithmetic and proper program logic; proper recognition and use of dates crossing the century year from 1999 to 2000; and proper recognition and use of dates for February 29, 2000.

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

Competition and Regulation

The trucking industry is highly competitive. The Company competes with other truckload carriers, private carriage fleets and, to a lesser extent, railroads. Although the increased competition resulting from deregulation has created downward pressure on rates, the Company has mitigated this decline by setting rates on the basis of its quality of service and its ability to provide specialized services.

The trucking industry has been substantially deregulated since the Motor Carrier Act of 1980. Although the Company is still subject to the regulatory powers of the DOT (which has assumed the trucking regulation responsibilities from the Interstate Commerce Commission), as are all interstate common carriers by motor vehicle, many of the previous regulatory barriers for entry into the trucking business have been eased. Further, as a result of deregulation, operating authorities for handling commodities in individual states are more easily obtained by new and existing carriers and certain restrictions on transportation have been eased.

The DOT sets safety and equipment standards, as well as hours of service regulations for drivers. The transportation of hazardous waste and hazardous materials is regulated by federal, state and local governments. Generally, certain procedures must be followed, pre-notifications given and permits obtained when transporting these materials.

Environmental Matters

The Company's operations as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. In order to comply with such regulations and to be consistent with the Company's corporate environmental policy, normal operating procedures include
practices to protect the environment.   Amounts expended relating to such
practices are part of the normal day-to-day costs of the Company's business operations.

ITEM 2. Properties

Facilities

The Company owns executive and administrative offices in Kennesaw, Georgia and Joplin, Missouri and leases additional executive and administrative offices in Tulsa, Oklahoma; Rock Island, Illinois; and Byron, California. The Company's principal operational headquarters are in Kennesaw, Georgia and Joplin, Missouri. These facilities provide sufficient space for the Company to coordinate its nationwide operations.

As of December 31, 1997, the Company owned 16 terminals and leased 41 terminals. These terminals are strategically located in 28 states throughout the United States. From these terminals, the Company caters to service-sensitive customers transporting cargo in truckload quantities to single destinations throughout the continental United States and Canada. Mostly the Company arranges for shipments into Mexico through agreements it maintains with Mexican trucking companies.

The Company consolidated operations throughout its terminal network as a result of the 1997 restructuring. See Note 3 of Notes to the Company's Consolidated Financial Statements.

Revenue Equipment and Maintenance

The Company utilizes a wide range of specialized equipment designed to meet its customers' varied transportation requirements which distinguishes the Company from many other large truckload carriers. To meet its customers' specialized needs, the Company's trailer fleet consists of 28 types of trailers, including closed vans, flat beds, drop frames, double drops, extendibles, low-boy and dromedary trailers.

The Company's policy is to replace tractors on a four to five year cycle, resulting in an average fleet age of two to three years. At December 31, 1997, the average age of the Company's tractor fleet was 2.8 years. The Company's policy is to replace trailers on a five to ten year cycle resulting in an average fleet age of four to eight years. At December 31, 1997, the average age of the Company's trailer fleet was 7.0 years.

TRISM operated the following tractors and trailers at December 31:

                                   1997        1996      1995
  Tractors:
    Owned (1)                     1,077       1,031     1,278
    Leased (1)                      788         982       652
    Independent contractors         177         161       282
       Total                      2,042       2,174     2,212
  Trailers:
    Owned (1)                     4,438       4,504     4,191
    Leased (1)                      217         302       489
       Total                      4,655       4,806     4,680

             (1) Operated by Company-employed drivers.

ITEM 3. lEGAL PROCEEDINGS

The information required by this item is included in Item 6 and footnote 8 to the Company's consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                            PART II.

ITEM 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

The Company's common stock, believed to be owned by more than 400 beneficial stockholders as of record December 31, 1997, is traded on the National Association of Securities Dealers Automated Quotation National Market
System (NASDAQ) under the symbol "TRSM."

The following table sets forth the high and low closing sales prices for the Company's common stock as reported by NASDAQ for 1997 and 1996.

               1997            High          Low        Close

   First quarter               4 3/8             2      3 1/8

   Second quarter              4 1/2         2 1/4      4 1/2

   Third quarter               5 1/2         3 1/4      3 9/16

   Fourth quarter              4 1/4         2 1/4      3 1/4


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

ITEM 6. Selected Financial Data and Operating Statistics

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and related notes. The selected financial data for each of the five years for the period ended December 31, 1997 was derived from the Company's audited consolidated financial statements.

                            1997     1996      1995     1994      1993
                             (In thousands, except per share amounts)
 Selected financial data
 For the year:
 Revenues                 $309,880  310,033   268,444  225,191   210,590
 Operating income (a)        6,915    5,082    19,593   19,401    11,378
 (Loss) income before
  extraordinary items and
  cumulative effect of
  change in accounting
  method                    (5,605)  (6,598)    3,874    4,781     1,548
 Extraordinary loss,
  net of tax (b)                 -        -         -     (231)     (385)
Cumulative effect of
 change in accounting
 for income taxes, net
 of tax (c)                      -         -        -        -       222
Net (loss) earnings        $(5,605)   (6,598)   3,874    4,550     1,385
Cumulative preferred
 stock dividends                 -         -        -        -       300
Net (loss) earnings available
 to common stockholders    $(5,605)   (6,598)    3,874   4,550     1,085
Basic (loss) earnings
 per share: (Loss)
 earnings before
 extraordinary items
 and cumulative effect of
 change in accounting
 method                    $  (.98)    (1.15)      .67     .81       .46
 Extraordinary loss              -         -         -    (.04)     (.11)
Cumulative effect of
 change in accounting for
 income taxes                    -         -        -        -       .06
Cumulative preferred
 stock dividends                 -         -        -        -      (.09)
 Basic (loss) earnings
 per share                  $ (.98)    (1.15)     .67      .77       .32
Number of shares used in
 computation of (loss)
 earnings per share          5,737     5,735    5,759    5,638     3,391

At year end:
 Total assets              $218,824  232,497  218,771  208,001   168,649
Long-term debt (including
 current portion)          $157,554  163,223  137,647  139,711   116,468
 Redeemable preferred
 stock                     $      -        -        -        -         -
Stockholders' equity       $ 23,145   28,750   35,107   32,206     5,552
Common shares
 outstanding                  5,737    5,737    5,733    5,879     3,978
 Net book value per share  $   4.03     5.01     6.12     5.48      1.40

Selected operating data
 For the year:
 Operating ratio (a)(d)        97.8%    98.4%    92.7%    91.4%     94.4%
 Revenue per loaded
  mile (e)                  $  1.74     1.69     1.71     1.73      1.66
 Revenue per total mile
  (e)                       $  1.47     1.40     1.41     1.45      1.39
 Load factor (f)               84.2%    82.9%    82.4%    84.0%     83.7%
 Daily revenue per
 tractor (g)                $   547      505      527      555       540
 Average length of haul
  in miles (h)                  880      819      900      953       941
 Total loads (000's)            182      196      160      128       124
 Total tractor miles (000's)189,696  198,333   174,58  145,262   139,003

                             1997        1996     1995     1994      1993

Weighted average
number of:
  Employees (i)
   Drivers                  2,257       2,173    1,920     1,630     1,611
   Mechanics                  131         168      144       148       132
   Other                      695         758      688       622       564
  Tractors (j)              2,065       2,220    1,893     1,522     1,429

Ratio of average tractors
 to other employees          3.0          2.9      2.8       2.5       2.5
---------------

(a) Includes restructuring charges of $3.2 million for the year ended December 31, 1997 and the write-off of the unamortized goodwill of
    $4.1 million associated with the phase out of TTSI for the year ended December 31, 1996.
(b) During the years ended December 31, 1994, and 1993, the Company recorded extraordinary losses related to the early extinguishment of debt.
(c) Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of the change in accounting method at the time of adoption increased 1993 net income by $222.
(d) Operating ratio represents operating expenses as a percent of revenues.
(e) Freight revenues exclude brokerage and other revenues.
(f) Load factor represents loaded miles as a percentage of total book miles.
(g) Based on weighted average number of tractors during the period.
(h) Calculated as the average distance from origin to the destination of the shipments.
(i) Includes part-time employees.
(j) Includes the monthly average of owned, leased and independent contractor units.
---------------

ITEM 7. Management's Discussion & Analysis of Financial Condition
        & Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a"safe harbor" for forward-looking statements. Certain statements in Items 1, 3, 6, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements
and the results of legal proceedings.   The matters referred to in
forward-looking statements could be affected by the risks and uncertainties involved in the Company's business.

ITEM 7. Management's Discussion and Analysis of Financial Condition Condition and Results of Operations, Continued

These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the expenses associated with and the availability of drivers and fuel, as well as certain other risks described above in this Item and in Item 1 in "Business". Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and notes.

The following tables set forth certain financial information and operating data for the three years ended December 31:

                                     1997 to 1996     1996 to 1995
Percentage of Revenue Basis:  1997   1996    1995    Variance    Variance

Operating Revenue:           100.0   100.0   100.0       -         -
Operating Expenses:
 Salaries, wages and
  fringes                     36.5    36.8    36.9    (0.3)      (0.1)
 Operating supplies and
  expense                     15.0    15.0    13.7       -        1.3
 Operating taxes and
  licenses                     8.9     9.3     9.3    (0.4)         -
 Brokerage carrier expense     8.6     8.3     6.2     0.3        2.1
 Depreciation and
  amortization                 6.1     6.3     7.0    (0.2)      (0.7)
 Contractor equipment          5.9     6.0     6.7    (0.1)      (0.7)
 General supplies and
  expense                      5.4     5.8     5.5    (0.4)       0.3
 Revenue equipment rents       4.7     4.4     2.3     0.3        2.1
 Claims and insurance          3.7     3.2     3.3     0.5       (0.1)
 Communications and
  utilities                    1.7     1.9     1.9    (0.2)         -
  Write-down of net book
   value of Goodwill             -     1.3       -    (1.3)       1.3
 Restructuring expense         1.0       -       -     1.0          -
 Loss (gain) on dispositon
  of assets                    0.3     0.1    (0.1)    0.2        0.2
 Total operating expense      97.8    98.4    92.7    (0.6)       5.7

 Income from operations        2.2     1.6     7.3     0.6       (5.7)

 Interest and other, net       4.8     4.8     5.2       -       (0.4)

 (Loss) income before
   income taxes               (2.6)   (3.2)    2.1     0.6       (5.3)

 Income tax (benefit)
  expense                     (0.8)   (1.1)    0.6     0.3       (1.7)

   Net (loss) earnings        (1.8)   (2.1)    1.5     .03       (3.6)

Pertinent financial and operating data is summarized in Selected
Financial Data and Operating Statistics on page 11 of this document.

ITEM 7. Management's Discussion & Analysis of Financial Condition
        & Results of Operations, Continued

Overview and Outlook for 1997

Operating revenue was approximately $309.9 million in 1997 compared to $310 million in 1996 despite the downsizing of the Commercial Flatbed market in 1997. Operating income for 1997 was approximately $6.9 million compared to $5.1 million in 1996. The net loss for 1997 was $5.6 million ($.98 per share) compared to a net loss of $6.6 million ($1.15 per share) in 1996. The 1997 operating results contain a restructuring charge of $3.2 million with 1996 results adversely affected by the write-off of $4.1 million associated with the TTSI acquisition. The Company made progress in its cost reduction efforts by improving the operating ratio by .6% in 1997; the significant fluctuations of operating expenses as a percentage of revenue are described in the "Operating and Other Expenses" section of this document.

The Company's performance was hampered by driver retention issues and a general softening of the Heavy Haul and Secured Materials markets in the latter part of the third and entire fourth quarter of 1997. The Company believes that appropriately addressing the driver retention issue will take several months, as driver turnover was approximately 103% in 1997.
In addition, available economic information indicates that most of the Company's chosen markets will be favorable through 1999, and that the benefits of the 1997 restructuring, driver recruiting and retention, sales and technology initiatives will not be fully realized until 1999.

Operating Revenue

Operating revenue for 1997 decreased $153,000, or .1%, from 1996 to 1997 and increased $41.6 million, or 15.5%, from 1995 to 1996. Revenue per total mile amounted to $1.47, $1.40 and $1.41 in 1997, 1996 and 1995, respectively. Total miles driven amounted to approximately 189.7 million miles in 1997,
198.3 million miles in 1996, and 174.6 million miles in 1995. Operating revenues between periods includes the following (in thousands):

  Market                            1997      1996      1995
  Heavy Haul                     $ 193,509   180,325    174,683
  Secured Materials                104,893    97,930     91,502
  Commercial Flatbed                14,970    34,390      6,786
  Logistics                         11,564     6,090      4,254
  Eliminations and other           (15,056)   (8,702)    (8,781)
                                 $ 309,880   310,033    268,444

1997 Compared to 1996

Operating revenues were adversely impacted due to a lower than expected ratio of active tractor capacity to total tractor capacity caused by a shortage of drivers which left approximately 10% of the Company's tractor fleet idle in the third and fourth quarters of 1997. The Company engaged an outside consultant and created a new Executive Vice President of Operations position to shore up the recruiting and retention effort. The Company believes the process of improving to acceptable levels the ratio of active tractor capacity to total tractor capacity will take several months.

Operating revenues were also negatively impacted as a result of the Company's exit from the Commercial Flatbed market resulting in decreased operating revenues of approximately $19.2 million and increased reliance on intercompany revenue of approximately $2.6 million in 1997 offset by revenue gains in the Heavy Haul, Secured Materials and Logistics markets.

1996 Compared to 1995

During 1996, acquisitions accounted for approximately $29.4 million, or 70% of the operating revenue increase in 1996 compared to 1995. In addition, the acquisition of the Special Commodities Division of J.B. Hunt allowed Secured Materials to increase revenue per total mile during the fourth quarter of 1996 and reduce reliance on lower profit margin business. Operating revenue improvements were also generated in the Heavy Haul and Logistics markets during 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Income

Operating income between the periods includes the following (in thousands):

  Market                                1997      1996      1995

 Heavy Haul                          $ 8,751     10,803     14,203
 Secured Materials                     5,758      4,295      7,233
 Commercial Flatbed                   (2,535)    (2,265)       104
 Logistics                               353       (190)       (46)
 Restructuring charge                 (3,227)         -          -
 Write-down of TTSI goodwill               -     (4,062)         -
 Unallocated corporate overhead
  and other                           (2,185)    (3,499)    (1,901)
                                     $ 6,915      5,082     19,593

Operating income increased $1.8 million in 1997 as compared to 1996 and decreased $14.5 million in 1996 as compared to 1995. The operating expense ratio was 97.8%, 98.4%, and 92.7% in 1997, 1996, and 1995, respectively.

1997 Compared to 1996

The improved operating results in 1997 for the Company were primarily driven by improved performance at Secured Materials and Logistics offset by lower results in Commercial Flatbed and the $3.2 million restructuring charge. Heavy Haul results were adversely impacted in 1997 as a result of absorbing the remaining operations of the Commercial Flatbed market in October 1997 and a general softening of the Heavy Haul market sector in the later part of the third and entire fourth quarter of 1997. The general market conditions experienced in the later part of 1997 for Heavy Haul are expected to continue through the end of the first quarter of 1998.

The overall improvement in Secured Materials is primarily due to improved conditions in the munitions market, implementation of a commercial explosives market initiative and improved pricing in the environmental services market as a result of the 1996 acquisition of the Special Commodities Division of J. B. Hunt Transport, Inc. However, Secured Materials experienced a downward market trend in the later part of the third and entire fourth quarters of 1997 which is also expected to continue through the first quarter of 1998.

Logistics improved its operating income pattern on a fairly consistent basis in 1997, and the Company expects this trend to continue in 1998.

1996 Compared to 1995

The 1996 operating income decrease was caused primarily by the decline in the munitions profitability due to excess equipment and the deteriorating yield and utilization in the Secured Materials market due to competition with J.B. Hunt through the date of acquisition of the Special Commodities Division. In addition, failure to achieve revenue yield and utilization improvements in the Commercial Flatbed market, the $4.1 million goodwill write-down related to TTSI, and the increase in fuel prices of approximately $4.1 million also significantly affected operating results.

ITEM 7. Management's Discussion and Analysis of Finacial Condition and Results of Operations, Condition


Operating and Other Expenses

Total operating expenses decreased $2.0 million, from 1996 to 1997 after restructuring charges of $3.2 million. Total operating expense increased $56.1 million from 1996 to 1995 after a $4.1 million charge relating to the write-off of the net book value of TTSI goodwill. Operating expenses as a percentage of revenue were 97.8%, 98.4% and 92.7% in 1997, 1996, and 1995, respectively. The following expense categories increased or decreased significantly as a percentage of revenue between the periods indicated below:

1997 Compared to 1996

  Salaries, wages and fringe benefits decreased .3% from 1996 to 1997. The improvement resulted from a reduction in non-driver compensation as a result of the restructuring effort offset partially by driver compensation increases implemented in March 1997.

  Operating supplies and expenses were relatively flat between 1996 and 1997. However, fuel prices in 1997 averaged $1.13 a gallon compared to $1.19 in 1996 resulting in a cost savings of approximately $3 million in 1997 offset by increased maintenance expenditures of approximately $2.3 million due to the increasing age of the tractor fleet.

  Operating taxes and license costs decreased $1.2 million or .4% consistent with the decrease in tractor equipment in 1997 as compared to 1996.

  Brokerage carrier expense increases of .3% of revenue are consistent with increased brokerage revenues.

  General supplies and expenses decreased $1.2 million or .4% due to a reduction in driver motel and travel expenditures of approximately $.6 million and reduced charges for building and equipment rental expenditures of $.4 million primarily relating to the Company's restructuring efforts.

  Revenue equipment costs increased $.9 million, or .3% due to an increase in the average number of tractors under operating leases.

  Claims and insurance costs increased $1.4 million or .3% due to liability and cargo claim increases which fell within the Company's deductible insurance limits in 1997.

  Goodwill charges decreased $4.1 million in 1997 as the Company recorded a provision for the write-down of TTSI goodwill in 1996.

  Restructuring charges of approximately $3.2 million were recorded in 1997. Refer to further discussion of this issue within Management Discussion and Analysis.

  Interest expense and other expenses were essentially flat between the periods.

  Income tax benefit for 1996 was $2.5 million compared to a benefit of $3.3 million in 1996 resulting in an effective tax rate of 30.3% and 33.3% in 1997 and 1996, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

1996 Compared to 1995

   Operating supplies and expenses primarily increased by $4.1 million due to higher fuel costs per gallon in 1996 of $1.19 compared to $1.06 in 1995.

   Broker carrier expenses increased with corresponding increases in brokerage revenue.

   Revenue equipment rental expenditures increased as a result of financing new tractors and trailers with operating leases throughout 1996. The change in mix of owned versus leased tractors and trailers caused a reduction in depreciation expense as a percentage or revenue.

   In 1996, the Company wrote off the unamortized portion of goodwill associated with the acquisition of TTSI in the amount of $4.1 million as a result of a shutdown of a portion of the business, lower than expected operating results and combination with TSC.

   Interest expense increased from $14.1 million in 1995 to $14.5 million in 1996. The increase in interest expense relates to additional borrowings under the Company's revolving credit facility, debt incurred with the acquisition of Special Commodities and the financing of new revenue equipment.

   Income tax benefit for 1996 was $3.3 million compared to income tax expense of $1.6 million in 1995 resulting in an effective tax rate of 33.3% and 29.7% in 1996 and 1995, respectively. The tax rate increase primarily relates to changes in the valuation allowance and state income taxes from 1995 to 1996.

Liquidity and Capital Resources

Overview of Company's Net Cash Flow Position in 1997 and Outlook for 1998

In 1997, the Company's overall net cash position was positively impacted by a significant improvement in the accounts receivable cycle and reduced capital expenditures. In 1998, the Company anticipates continued improvement in the accounts receivable cycle over 1997 and the continued use of capital lease arrangements to finance revenue equipment replacements. However, if losses continue, the Company's liquidity could be negatively impacted and its ability to attract capital could be limited. The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs from cash flow from operations, availability under its working capital line, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

Operating Activities

Net cash provided by operating activities was $27.8 million in 1997
compared to $4.1 million used in operating activities in 1996.   The
improvement is primarily due to improved income from operations, an increase in accounts payable, and a decrease in outstanding accounts receivable created by an improvement in the collection cycle.

Investing Activities

Net cash provided by investing activities was $8.6 million in 1997 compared to $14.2 million used in investing activities in 1996. In 1997, the Company received proceeds of $7.3 million under certain sale-leaseback arrangements used to pay outstanding indebtedness and financed approximately $25.4 million of capital expenditures with capital leases, both of which improved cash flows from investing activities by approximately $17.2 million. The balance of the improvement in cash provided by investing activities is attributed to a reduction in acquisition expenditures of $7.1 million from 1996.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financing Activities

Net cash used in financing activities was $31.6 million in 1997 compared to $19.1 million of cash provided by financing activities in 1997. The decrease in cash resulting from financing activities related to repayments of $18.0 million under the Company's revolving credit line in 1997 versus net borrowings under the credit line of $15.5 million in 1996. Furthermore, the Company repaid long-term debt, capital lease obligations, and note payments of approximately $15.7 million in 1997 compared to $10.7 million in 1996. The foregoing payments were partially offset by a decrease in conventional long-term borrowings of $12.9 million due to the utilization of capital lease arrangements to finance revenue equipment replacements in 1997.

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable.

The revolver also includes covenants applicable once Availability under the Revolver falls below $8 million for 10 consecutive business days.
Availability under the Revolver was approximately $14.2 million at December 31, 1997, net of a reduction for outstanding letters of credit of approximately $11.2 million.

Capital Requirements

The Company estimates1998 net capital expenditures of approximately $45 million primarily related to the replacement of tractors and trailers.
The Company estimates net proceeds from the sale of the replaced equipment to amount to approximately $2.0 million and believes it will be able to finance its needs during 1998. In addition, residual obligations of approximately $8.7 million primarily relating to certain capital lease obligations will mature in 1998 and the Company will have the option to either purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

Corporate Restructuring

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. The Company believes that the primary benefit of the restructuring will be reduced and/or contained expenditures for non-driver personnel and certain terminal costs that will improve the Company's future operating results, liquidity, and capital resources. During 1997, the Company recorded total charges of $3.2 million associated with the organizational restructuring.

Actual restructuring expenditures incurred through December 31, 1997, amounted to approximately $1.5 million for outside consulting services, $.9 million for costs associated with the termination of employees, and $.5 million in terminal facility closure expenses.

The Company eliminated 97 full-time positions ("FTP") as a result of the restructuring effort. The foregoing headcount reduction, by market, is Heavy Haul - 15 FTP; Secured Materials - 26 FTP; Commercial Flatbed - 38 FTP; and Other - 18 FTP.

The Company has slated 19 terminal facilities for closure, of which 11 facilities were closed through December 31, 1997. Expenditures charged against the provision represent building rent and certain selling and maintenance expenses incurred from the first quarter through the actual closure/disposition date.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approxi-mately $49.7 million, $52.5 million and $40.7 million for the years ended December 31, 1997, 1996, and 1995, respectively, which represents 16 percent, 17 percent and 20 percent of total operating revenues for 1997, 1996, and 1995, respectively. There was no other single customer that exceeded 10 percent of operating revenues during this same period.

CONTINGENCIES

Legal Proceedings

Under the Comprehensive Environmental Responses, Compensation and Liability Act ("CERCLA") and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" (PRP) at two sites, solely because of its activities as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

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

The Company is a defendant in one additional litigation in the Circuit
Court of Jefferson County, Alabama. The case is captioned Roy A. Reese v. Trism Specialized Carriers, Inc. and Tri-State Motor Transit Co. It arises from a lease, transfer and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract.
He seeks compensatory and punitive damages. The Company maintains that it properly terminated the contract because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims.

The case was tried in August 1996, and plaintiff was awarded $47,000 in rental fees admitted by the Company to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. All other claims for damages were found in favor of the defendant (The Company). Plaintiff appealed to the Alabama Court of Civil Appeals which reversed and remanded the case on the legal argument that the jury had found both defendants liable to plaintiff but only awarded damages ($47,000) as to one defendant. Both parties appealed the matter to the Alabama Supreme Court which granted certiorari. Briefs have been filed and we are awaiting the decision of the Alabama Supreme Court. The Company believes that it will again prevail should a second trial become necessary. The Company is represented by Timmothy McAbee, Esq. of Birmingham, Alabama.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Inflation and Fuel Costs, Continued

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately 4.5 million gallons or approximately 30% of the Company's estimated usage during the fourth quarter of 1997 and the first quarter of 1998. The Company recognizes expenses or benefits on these agreements in the period in which the charge occurs.

Year 2000 Position Statement

The Company has considered the potential impact of the year 2000 to its computer systems. The year 2000 problem arises as a result of the year being entered as a two-digit number rather than four to define the applicable year. In the Company's AIX based operating environment, all dates are converted to a five digit number, which is a count of the number of days since December 31, 1969.

Further, the system interprets all dates as a future year rather than a prior year, thus 2000 will not be interpreted as 1900. The Company believes that this construct eliminates any serious year 2000 problems and leaves only some minor clean-up work to be done so that representations of the date in any report where the 1900 portion of the date might be assumed are corrected to reflect 2000.

The Company plans a full system test during calendar year 1998, and anticipates that it will not be required to engage outside consultants to attain compliance, and any costs associated with attaining compliance will not be material. The Company plans to load a copy of all of its production applications, its database system software, the current release of AIX and copies of live data for testing. Key factors to be tested include: proper recognition of dates in 1999 for date; arithmetic and proper program logic; proper recognition and use of dates crossing the century year from 1999 to 2000; and proper recognition and use of dates for February 29, 2000.

Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The adoptions of SFAS
No. 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products, services, and geographic areas. SFAS No. 131 is required beginning with the Company's 1998 annual financial statements and prior period disclosures are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. SFAS No. 132 standardized the disclosure requirements for pensions and other post retirement benefits to the extent practical. This standard is effective beginning with the Company's 1998 annual financial statements, and prior period disclosures are required to be restated. Management is currently reviewing the provisions of SFAS No. 132 and does not believe that the Company's financial statements will be materially impacted by the adoption.

ITEM 8.   Financial Statements and Supplementary Data

              TRISM, Inc.- Consolidated Balance Sheet
     For the Years ended December 31, 1997 and 1996 - (In thousands)

                                              1997          1996
ASSETS
 Current assets:
  Cash and cash equivalents                  $  6,271    $  1,468
  Restricted cash and insurance deposits        1,010       1,188
  Accounts receivable, net of allowance
   for doubtful accounts of $2,070 & $2,397
   for 1997 and 1996, respectively             44,076      57,503
  Materials and supplies                        1,643       2,450
  Prepaid expenses                             18,418      18,711
  Deferred income taxes                         3,789       5,139

    Total current assets                       75,207      86,459

 Property and equipment, at cost              184,232     176,556
 Less: Accumulated depreciation and
 amortization                                 (62,428)    (53,504)
    Net Property and Equipment                121,804     123,052

 Intangibles and other, net of accumlated
  amortization of $5,821 in 1997 and           20,806      21,550
  $6,751 in 1996
 Other assets                                   1,007       1,436

    Total assets                            $ 218,824    $232,497

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                          $  11,859    $ 10,791
  Bank overdraft                                4,796       4,567
  Accrued expenses and insurance reserves 13,733 12,563 Current maturities of long-term debt:
   Principal payments and note payable
    obligations                                13,025      13,977
   Residual obligations on equipment debt       8,696         368
     Total current liabilities                 52,109      42,266

Long-term debt, less current maturities       135,833     148,878
 Insurance reserves                             5,423       6,443
 Deferred income taxes                          2,314       6,160
      Total liabilities                       195,679     203,747

Commitments and contingencies

Stockholders' equity:
 Common stock; $.01 par; 10,000 shares
  authorized; issued 5,903 shares in 1997
  & 1996                                           59          59
 Additional paid-in capital                    37,327      37,327
  Loans to stockholders                          (368)       (368)
  Accumulated deficit                         (12,324)     (6,719)
  Treasury stock, at cost, 166 shares in
   1997 and 1996                               (1,549)     (1,549)
      Total stockholders' equity               23,145      28,750
  Total liabilities and
   stockholders' equity                      $218,824    $232,497

     See accompanying notes to consolidated financial statements.

           TRISM, Inc. - Consolidated Statements of Operations
         For the years ended December 31, 1997, 1996, and 1995
             (In thousands, except per share amounts)

                                   1997        1996        1995

Revenues                         $309,880     310,033     268,444
Operating expenses:
 Salaries, wages and fringe
  benefits                        113,011     113,903      98,935
 Operating supplies and
  expenses                         46,522      46,469      36,784
 Operating taxes and licenses      27,638      28,785      24,850
 Brokerage carrier expense         26,614      25,732      16,735
 Depreciation and amortization     18,895      19,568      18,845
 Contractor equipment              18,279      18,636      18,019
 General supplies and expenses     16,870      18,075      14,653
 Revenue equipment rents           14,570      13,665       6,168
 Claims and insurance              11,389       9,962       8,937
 Communications and utilities       5,154       5,857       5,116
 Write-down of net book
  value of goodwill                     -       4,062           -
 Restructuring expenses             3,227           -           -
 Loss (gain) on disposition
  of assets                           796         237        (191)
     Total operating expenses     302,965     304,951     248,851

Operating income                    6,915       5,082      19,593

Interest expense and other, net    14,967      14,980      14,080

(Loss) income before income taxes  (8,052)     (9,898)      5,513

Income tax (benefit) expense       (2,447)     (3,300)      1,639

    Net (loss) earnings           $(5,605)     (6,598)      3,874

Basic (loss) earnings per share   $  (.98)      (1.15)        .67

Diluted (loss) earnings per share $  (.98)      (1.15)        .67

Weighted average number of shares
 used in computation of basic and
 diluted (loss) earnings per share  5,737       5,735       5,759

    TRISM, Inc. - Consolidated Statements of Cash Flows
 For the years ended December 31, 1997, 1996, and 1995 - (In thousands)

                                            1997        1996       1995
Cash flows from operating activities:
 Net (loss) earnings                      $ (5,605)    (6,598)     3,874
 Adjustments to reconcile net (loss)
  earnings to net cash provided by (used
  in) operating activities:
 Depreciation and amortization              19,595     20,224     19,452
 Write-down of net book value of goodwill        -      4,062          -
 Loss (Gain) on disposition of assets          796        237       (191)
 Deferred income taxes                      (2,496)    (3,914)     2,171
 Provision for losses on accounts
  receivable                                 1,388      1,574        307
 Restructuring charge, net                     266          -          -
 Deferred gain on sale-leaseback, net          409          -          -
Changes in assets and liabilities:
 Accounts receivable                        12,039    (14,746)    (9,157)
 Accounts payable                            1,068     (3,224)     4,310
 Accrued expenses and insurance reserves      (525)       315     (1,197)
 Other                                         868     (2,023)      (366)
  Net cash provided by (used in)
   operating activities                     27,803     (4,093)    19,203

Cash flows from investing activities:
 Proceeds from sale of assets                6,174      8,057      1,551
 Proceeds from sale-leaseback                7,334          -          -
 Purchases of property and equipment        (5,622)   (15,526)   (25,431)
 Acquisitions, net of cash acquired              -     (7,053)    (4,705)
 Collection (issuance) of notes receivable     546         69        (70)
 Refund of restricted deposits                 178        247      2,513
  Net cash provided by (used in)
   investing activities                      8,610    (14,206)   (26,142)

Cash flows from financing activities:
 Net (repayment) proceeds under
  revolving credit agreement               (18,018)    15,369      6,144
 Repayment of long-term debt and
  Capital lease obligations                (13,210)   (10,719)   (18,852)
 Repayment of note payable                  (2,500)         -          -
 Proceeds from issuance of long-term debt    2,383     15,247      9,565
 Payment for loan acquisition costs           (494)       (60)         -
 Increase (decrease) in bank overdrafts        229       (954)     5,521
 Issuance of common stock, stock options
  and warrants                                   -        241          -
 Purchase of treasury stock                      -          -       (996)
 Sale of treasury stock                          -          -         22
    Net cash (used in) provided by
     financing activities                   (31,610)   19,124      1,404

Increase (decrease) in cash and cash
  equivalents                                 4,803       825     (5,535)

Cash and cash equivalents, beginning of year  1,468       643      6,178

Cash and cash equivalents, end of year       $6,271     1,468        643

     See accompanying notes to the consolidated financial statements.

 TRISM, Inc. Consolidated Statements of Changes in Stockholders' Equity
      For the years ended December 31, 1997, 1996, and 1995
        (In thousands, except share and warrant amounts)

                         Additional  Loans to   Accumu-             Stock-
                 Common   Paid-in     Stock-     lated   Treasury   Holders'
                  Stock   Capital    holders    Deficit   Stock     Equity


December 31, 1994 $  59   $ 37,086   $  (708   $(3,995)    (235)   $ 32,207

Company purchase
 of 148,500           -          -         -         -   (1,337)     (1,337)
 shares

Repayment of loan
 to Stockholders      -          -       340         -        -         340

Company sale
of 2,500 shares       -         -          -         -       23          23

Net earnings          -         -          -     3,874        -       3,874

December 31, 1995    59    37,086       (368)     (121)  (1,549      35,107

Exercise of 4,200
 warrants             -        28          -         -        -          28

Warrants issued       -       213          -         -        -         213

Net loss              -         -          -    (6,598)       -      (6,598)

December 31, 1996    59    37,327       (368)   (6,719)  (1,549)     28,750

Net loss              -         -          -    (5,605)       -      (5,605)

December 31, 1997  $ 59   $37,327     $ (368  $(12,324) $(1,549)  $  23,145)

    See accompanying notes to the consolidated financial statements.

                           TRISM, Inc.
           Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Trism, Inc. (the "Company") and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated. The Company's operations includes a group of carriers specializing in the transportation of heavy machinery and equipment (Heavy Haul), hazardous waste, explosives and radioactive materials (Secured Materials), building materials, lumber, steel and metal products (Commercial Flatbed), and a contract logistics provider (Logistics). The Company conducts these operations principally through Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), Trism Transport Services, Inc. ("TTSI"), and Trism Logistics, Inc. ("TLI").

As a result of continued losses in the commercial flatbed market during 1996, the Company elected to exit the commercial flatbed market by closing down component operations of TTSI and record a charge of $4.1 million against 1996 operating results to reflect the write-off of the net book value of goodwill associated with this acquisition. The Company consolidated remaining operations of the Commercial Flatbed market into Heavy Haul in October 1997.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provision for losses on accounts receivable and management assessments pertaining to insurance reserves. Actual results may differ from these estimates.

Revenue Recognition

Substantially all freight revenue and related costs are recognized when products are picked-up for shipment. This method approximates the method deemed preferable by the Financial Accounting Standards Board Emerging Issues Task Force whereby revenues are allocated between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Prepaid Expenses

Prepaid expenses primarily consist of the cost of new and replacement tires ("Prepaid Tires") that are capitalized and generally cost less salvage value is amortized into operating results on a straight-line basis over 24 months. Prepaid expenses also includes the capitalization of prepaid insurance, taxes, licenses and other expenses ("Other Prepaid Expenses") that are amortized into operating results on a straight-line basis over the estimated useful life ranging between 12 and 24 months. Prepaid Tires and Other Prepaid Expenses amounted to approximately $11.9 million and $6.7 million in 1997 and $11.1 million and $7.6 million in 1996, respectively.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (FASB) No. 109, "Accounting for Income Taxes". Accordingly, certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation and amortization calculated on a straight-line basis over the estimated useful lives of the respective assets. The cost of additions, major replacements, improvements, and interest on construction and certain revenue equipment are capitalized, while maintenance and repairs are charged to expense when incurred. The cost of assets sold or retired, net of accumulated depreciation or amortization are removed from the accounts at the date of disposition, and any resulting gain or loss is reflected in operations.

The cost components of property and equipment and related useful lives are as follows:

(Dollars in thousands)                1997         1996        Years

Land                                $ 10,666      11,079         -
Structures and improvements           14,204      13,774      18 - 20
Revenue Equipment                    139,405     133,027       4 - 10
Other Equipment                       19,957      18,676       3 - 10
  Property and equipment, at cost   $184,232     176,556

Depreciation expense amounted to $18.2 million, $18.8 million, and $18.1 million in 1997, 1996, and 1995, respectively.

Intangibles and Other

Intangible assets include goodwill, which represents cost in excess of net assets of businesses acquired, and certain non compete and customer list expenditures related to acquisitions. Goodwill and related acquisition expenditures are being amortized on a straight-line basis over periods ranging from 3 to 40 years and amounted to approximately $18.7 million and $19.2 million in 1997 and 1996, respectively. The Company continually reviews goodwill and other intangibles to assess recoverability from estimated future results of operations and cash flows at the aggregate business unit level. As a result of this review and continued losses incurred in the Commercial Flatbed division, the Company recorded a provision in the amount of $4.1 million in 1996 to write-off goodwill associated with the TTSI acquisition.

Intangibles and other also include deferred financing fee costs which are being amortized on a straight-line basis over the term of the loan and amounted to $2.1 million in 1997 and $2.4 million in 1996.

Insurance Reserves

Insurance reserves amounted to approximately $13.2 million in 1997 and $12.5 million in 1996 and reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers' compensation and employee and welfare program claims not covered by insurance. The insurance liability provision is based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature and severity of individual claims and on the Company's past claims experience.

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Common shares outstanding include issued shares less shares held in treasury. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (common stock equivalents). Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and dilutive common stock equivalents at the end of each reporting period. Common stock equivalents are excluded from the diluted calculation if a net loss was incurred for the period as these transactions are anti-dilutive.

Stock Option Plan

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted
SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize expense over the vesting period of the fair value of all stock-based awards on the date of the grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The adoptions of SFAS No. 130 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products, services, and geographic areas. SFAS No. 131 is required beginning with the Company's 1998 annual financial statements and prior period disclosures are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post Retirement Benefits. SFAS No. 132 standardized the disclosure requirements for pensions and other post retirement benefits to the extent practical. This standard is effective beginning with the Company's 1998 annual financial statements, and prior period disclosures are required to be restated. Management is currently reviewing the provisions of SFAS No. 132 and does not believe that the Company's financial statements will be materially impacted by the adoption.

Reclassifications

Certain prior year data has been reclassified to conform to 1997 presentation. These reclassifications had no effect on previously reported net income, stockholders' equity or net cash flows.

2. Acquisitions

In August 1996, the Company acquired substantially all of the assets of the Special Commodities Division of J.B. Hunt Transport, Inc. ("Hunt"). For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Hunt's results are included in the consolidated financial statements since the date of the acquisition. The aggregate purchase price was approximately $7.4 million, which includes the costs associated with the acquisition.

The purchase price was financed with $4.9 million of equipment debt on certain unencumbered assets of the Company and a $2.5 million note payable to Hunt and has been allocated to the assets of the Company based upon their respective fair market values. The components of intangible assets included in the allocation of the purchase price were goodwill of $5.3 million including a non compete covenant of $.2 million which are being amortized on a straight-line basis of 40 and 5 years, respectively.

The Company also granted options to Hunt for the purchase of 300,000 shares of the Company's stock at $6.50 per share, with a term of five years. The options are not transferable by Hunt and are immediately exercisable.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Hunt had occurred as of the beginning of fiscal year 1996:

Pro Forma
(Unaudited)

    (Dollars in thousands except per share amounts)

     Revenues                                       $ 337,733
     Net (loss) income                                 (7,198)
     Basic and diluted (loss) income per share      $   (1.26)

The proforma consolidated results do not purport to be indicative of the results either that would have occurred had the acquisitions been in effect for the period presented or that will be obtained in the future.

3.   Corporate Restructuring

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During 1997, the Company recorded total charges of $3.2 million associated with the organizational restructuring.

Actual restructuring expenditures incurred through December 31, 1997, amounted to approximately $1.5 million for outside consulting services, $.9 million for costs associated with the termination of employees, and $.5 million in terminal facility closure expenses.

The Company eliminated 97 full-time positions ("FTP") as a result of the restructuring effort. The foregoing headcount reduction, by market, is Heavy Haul - 15 FTP; Secured Materials - 26 FTP; Commercial Flatbed - 38 FTP; and Other - 18 FTP.

The Company slated 19 terminal facilities for closure or consolidation, of which 11 facilities were closed through December 31, 1997. Expenditures charged against the provision represent building rent and certain selling and maintenance expenses incurred from the first quarter through the actual closure / disposition date.

4. Indebtedness and Lease Commitments

Indebtedness

Long-term debt includes the following (in thousands:

                                                     1997         1996
Senior subordinated notes maturing in 2000, with
 interest at 10.75%                                 $95,730      95,730

Obligations secured by equipment maturing through
 2001 with interest rates ranging from
 7.1% to 9.4%.                                       21,275      22,831

Capital lease obligations secured by equipment
 maturing through 2005, with interest rates
 ranging from 6.7% to 9.2%                           37,054      20,629

Revolving credit facility maturing in 2000, with
 interest at the prime rate plus .25% or LIBOR
 plus 2.25 %, secured by accounts receivable.         3,495           -

Revolving credit facility refinanced in 1997 with
 interest at the lower of prime plus .50% or the
 LIBOR rate plus 2.5%, secured by accounts receivable     -      21,513

Non-interest bearing note payable to J.B. Hunt
 retired in February 1997 (Note 2)                        -       2,500

                                                    157,554     163,223
Less current maturities                              21,721      14,345

                                                   $135,833     148,878

Senior Subordinated Notes

The Senior Subordinated Notes ("Notes") bear interest at 10.75 % payable on June 15th and December 15th of each year through December 15, 2000. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998, at a redemption price of 105% through December 1999 and 102.5% thereafter. Through December 31, 1997, the Company has repurchased $4.3 million of the Notes at approximately face value.

The Notes are subordinated in right of payment to all existing and future indebtedness of the Company. The indenture contains covenants that, subject to certain exceptions and qualifications, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, engage in transactions with stockholders and affiliates, issue preferred stock of its subsidiaries, create liens, sell assets, engage in mergers or consolidations; and limit the ability of the subsidiaries to guarantee indebtedness of the Company. Furthermore, the indenture contains change of control provisions, which may require the Company to repurchase the Notes at an amount equal to 101% plus accrued and unpaid interest to the date of the repurchase.

Revolving Credit Facility

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes covenants applicable once Availability under the Revolver falls below $8 million for 10 consecutive business days. Availability under the Revolver was approximately $14.2 million at December 31, 1997, net of a reduction for outstanding letters of credit of approximately $11.2 million.

The scheduled maturities of long-term debt outstanding at December 31, 1997, are summarized as follows:

                           Residual
                          Obligations               Senior
(Dollars in   Principal   On Equipemnt            Subordinate
 thousands)   Payments       Debt       Revolver     Debt          Total

1998        $  13,025        8,696          -            -        21,721
1999            9,081        2,772          -            -        11,853
2000            7,108        3,994      3,495       95,730       110,327
2001            3,968        4,946          -            -         8,914
2002              506        2,073          -            -         2,579
Thereafter        813        1,347          -            -         2,160
            $  34,501       23,828      3,495       95,730       157,554


Net interest expense and interest payments paid in cash are as follows:

(Dollars in thousands)                      1997       1996       1995

Net interest on debt and capital leases    $14,810    14,948     14,089

Capitalized interest                          (165)     (444)       (25)

    Net interest expense                    14,645    14,504     14,064

Interest paid in cash                      $14,739    14,480     14,050

Leases

The Company leases certain revenue and equipment through longterm noncancellable leases. Commitments for minimum rentals under the lease agreements at the end of 1997 are as follows:

                                           Capital      Operating
(Dollars in thousands)                     Leases        Leases

1998                                      $ 15,091       11,669
1999                                         8,616        7,503
2000                                         8,129        2,089
2001                                         6,529
2002                                         2,793
Thereafter                                   2,223
Total minimum lease payments                43,381       21,261
Less amount representing interest            6,327

Present value of net minimum lease pay-
ments, including current maturities
of $13,098                                $ 37,054

Property and equipment in 1997 and 1996 include the following amounts for capitalized leases:

(Dollars in thousands)                         1997        1996

Revenue equipment                             $57,881     32,485
Other equipment                                 2,040      2,040
                                               59,921     34,525
Less accumulated depreciation                  19,402     13,154

                                              $40,519     21,371

In 1997, the Company sold certain revenue equipment for $7.3 million. The assets were leased back from the purchaser over a period of 2 years, and the agreements provide the Company the option, at the end of the lease terms, to either purchase the assets for $2.9 million, return the assets to the purchaser, or in certain instances, extend the lease term. This transaction is being accounted for as financing agreement, and the resulting gain of approximately $.5 million is being amortized over the 2 year lease period.

The Company acquired equipment by incurring capital lease obligations of $25.4 million in 1997 and $3.2 million in 1996. Rent expense for all operating leases were approximately $15.6 million, $15.2 million, and $6.6 million in 1997, 1996 and 1995, respectively.

5.   Income Taxes

The Company has provided for income tax (benefit) expense as follows:

(Dollars in thousands)               1997         1996          1995

  Current:
      Federal                     $    (-)         514          (532)
      State                            49           99             -
                                       49          613          (532)
  Deferred:
      Federal                      (2,303)      (3,524)        1,923
      State                          (193)        (389)          248
                                   (2,496)      (3,913)        2,171

  Income tax (benefit) expense    $(2,447)      (3,300)        1,639


The Company has available net operating loss carryforwards totaling approximately $35.0 million that expire if not used in the years 2005 to 2010. As a result of the public offering, an ownership change for federal tax purposes occurred that limits approximately $2.7 million of the net operating loss carryforwards available to offset future taxable income.
The Company also has available general business tax credit carryforwards of approximately $.5 million which will expire through 2001.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

 (Dollars in thousands)                              1997        1996

  Deferred tax assets:
   Net operating loss and tax credit carryforwards   $13,348    13,161
   Accrued expenses, reserves and other                7,610     7,795
                                                      20,958    20,956

   Less:  Valuation allowance                         (1,069)   (1,069)
   Net deferred tax assets                            19,889    19,887

  Deferred tax liabilities:
   Depreciation and capital leases                    18,271    20,758
   Prepaid expenses                                      143       150
      Net deferred tax liabilities                    18,414    20,908

  Net deferred tax asset (liability)                 $ 1,475    (1,021)

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

(Dollars in thousands)                         1997       1996      1995

Federal statutory income tax rate of 34%     $(2,737)    (3,365)    1,874
Valuation allowance adjustments                    -          -    (1,051)
Nondeductible travel and entertainment            86        138       105
Fines and penalties                               59         50        46
Amortization and other                           224        134        82
Prior year state income tax deficiencies          49          -       419
State income taxes, net of federal tax benefit  (128)      (257)      164

  Income tax (benefit) expense               $(2,447)    (3,300)    1,639

Income taxes paid in cash amounted to approximately $49,000, $101,000, and $237,000 in 1997, 1996 and 1995, respectively.

6.   Stock Option Plan and Warrants

The Company has a stock option plan under which the Company's officers, directors and key employees may be granted options to purchase up to 725,000 shares of Company common stock at not less than 100% of the market price on the day the option is granted. The term of the options granted to either officers and key employees or directors may not exceed 10 years and 5 years, respectively.

In 1996, the Company obtained Board approval to change the exercise price of all outstanding options granted before 1996 to $6.50 per share.

Stock option activity during the periods indicated are as follows:

                                              Number of     Exercise
                                                Shares        Price

Balance at December 31, 1994                   185,400        $6.50
  Forfeited / Expired                          (51,000)
  Granted                                      458,000
Balance at December 31, 1995                   592,400        $6.50
  Forfeited / Expired                          (97,500)
  Granted                                       65,000     $6.00-$6.50
Balance at December 31, 1996                   559,900     $6.00-$6.50
  Forfeited / Expired                         (252,900)
  Granted                                       12,500        $6.50
Balance at December 31, 1997                   319,500     $6.00-$6.50

At December 31, 1997, the weighted-average price and remaining contractual life of total outstanding options were $6.45 and 4.6 years, respectively. Outstanding options become fully vested after 3 years and totaled 258,694, 334,219, and 274,289 at December 31, 1997, 1996, and 1995, respectively.
The weighted average exercise price of the vested options at December 31, 1997 was $6.47.

The Company applied APB Opinion No. 25 in accounting for its stock options, and accordingly no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grand date for its stock options under SFAS No. 123, the Company's net (loss) earnings would have been adjusted to the proforma amounts indicated below:

(In thousands, except per share amounts)      1997       1996       1995

Net (loss) earnings
 As reported                                $(5,605)    (6,598)    3,874
  Proforma                                   (5,801)    (6,793)    3,449

  Basic and diluted (loss) earnings per share
  As reported                                  (.98)     (1.15)      .67
  Proforma                                  $ (1.01)     (1.19)      .60


The above proforma schedule reflects options only granted from 1995 through 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net (loss) earnings accounts presented above because compensation cost is reflected over the options' vesting period of 3 years, and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995, respectively; expected volatility of 67%; risk free interest rate of 6.5%; expected life of 5 years; and, a no dividend yield assumption.

To enable certain executive officers to exercise 260,400 options, the Company loaned them $708,000, evidenced by five-year promissory notes. The notes bear interest at the federal midterm rate, are secured by the shares acquired, and had an outstanding balance of $367,750 at December 31, 1997 and 1996.

In August 1996, in connection with the acquisition of Hunt, the Company granted options to Hunt for the purchase of 300,000 shares of stock at $6.50 per share with a term of five years.

As of December 31, 1997, the Company has 146,398 warrants outstanding for the purchase of common stock at an exercise price of $6.50 per share that expire in September 2001.

7.   Employee Benefit Plans

The Company sponsors a tax-qualified defined contribution plan under Section 401(a) of the Internal Revenue Code covering all full-time employees who have completed one year of service as of a quarterly enrollment date.
This Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a "pre-tax" basis. The Company contributes a matching contribution with respect to the contributions made by participants at a rate determined by the Board of Directors of the Company each year. The Company may also make an additional contribution to the Profit Sharing Plan each year at the discretion of the Board of Directors. The Company's 401(k) matching contributions were approximately $256,000, $201,000 and $137,000 in 1997, 1996, and 1995 respectively.

8.   Contingencies and Factors that Could Affect Future Results

Legal Proceedings

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

Although the Company has been identified as a "potentially responsible party" (PRP) at two sits, soley because of its activiites as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

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

The Company is a defendant in one additonal litigation in the Circuit Court of Jefferson County, Alabama. The case is captioned Roy A. Reese
v. Trism Specialized Carriers, Inc. and Tri-State Motor Transit Co. It arises from a lease, transfer and consulting agreement between the Company and plaintiff (Mr. Reese and his wholly owned corporation) dated August 24, 1992. Plaintiff alleges breach of contract, promissory fraud, conversion and conspiracy claims arising from the Company's termination of the contract. He seeks compensatory and punitive damages. The
Company maintains that it properly terminated the contact because of misrepresentations and non-performance by plaintiff and his company, and has asserted certain counterclaims.

The case was tried in August 1996, and plaintiff was awarded $47,000 in rental fees admitted by the Company to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. All other claims for damages were found in favor of the defendant (The Company). Plaintiff appealed to the Alabama Court of Civil Appeals which reversed and remanded the case on the legal argument that the jury had found both defendants liable to plaintiff but only awarded damages ($47,000) as to one defendant. Both parties appealed the matter to the Alabama Supreme Court which granted certiorari. Briefs have been filed and we are awaiting the decision of the Alabama Supreme Court. The Company believes that it will again prevail should a second trial become necessary. The Company is represented by Timothy McAbee, Esq. of Birmingham, Alabama.

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

The estimated liability for insured claims was based on past loss experience, current trends, and an adjustment for abnormal claims experience related to the recent acquisitions and other factors.

Standby letters of credit in the amount of $11.2 million and $5.1 million and deposits totaling $1.0 million and $1.2 million have been furnished to insurance carriers as security for the estimated cost of self-insured claims and for premium payments as of December 31, 1997 and December 31, 1996, respectively.

Financial Instruments

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and receivables.
The Company limits the amount of credit exposure to any one customer and places its temporary cash into investments of high credit quality. Concentrations of credit risk with respect to receivables are limited due to their dispersion across various customers and geographies.

Financial Instruments

The estimated fair values of cash and cash equivalents, notes receivable, and accrued interest approximate their carrying amounts. The estimated fair values and carrying amounts of long term debt borrowings were as follows (dollars in thousands):

                                         1997          1996

     Fair Value                        $149,885       155,028
     Carrying amount                   $157,544       160,723

The fair value of the foregoing financial instruments were primarily determined from quoted market prices and discounted cash flows using an estimated fair market value interest/discount rate.

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately 4.5 million gallons or approximately 30% of the Company's estimated usage during the fourth quarter of 1997 and the first quarter of 1998. The Company recognizes an expense or benefit on these agreements in the period in which the fuel is used.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

Year 2000 Position Statement

The Company has considered the potential impact of the year 2000 to its computer systems. The year 2000 problem arises as a result of the year being entered as a two-digit number rather than four to define the applicable year. In the Company's AIX based operating environment, all dates are converted to a five digit number, which is a count of the number of days since December 31, 1969.

Further, the system interprets all dates as a future year rather than a prior year, thus 2000 will not be interpreted as 1900. The Company believes that this construct eliminates any serious year 2000 problems and leaves only some minor clean-up work to be done so that representations of the date in any report where the 1900 portion of the date might be assumed are corrected to reflect 2000.

The Company plans a full system test during calendar year 1998, and anticipates that it will not be required to engage outside consultants to attain compliance, and any costs associated with attaining compliance will not be material. The Company plans to load a copy of all of its production applications, its database system software, the current release of AIX and copies of live data for testing. Key factors to be tested include: proper recognition of dates in 1999 for date; arithmetic and proper program logic; proper recognition and use of dates crossing the century year from 1999 to 2000; and proper recognition and use of dates for February 29, 2000.

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $49.7 million, $52.5 million and $40.7 million for the years ended December 31, 1997, 1996, and 1995, respectively, which represents
16 percent, 17 percent and 20 percent of total operating revenues for 1997, 1996, and 1995, respectively. There was no other single customer that exceeded 10 percent of operating revenues during this same period.

                Report of Independent Accountants





To the Board of Directors and Stockholders of TRISM, Inc.


     We have audited the accompanying consolidated balance sheets of TRISM, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRISM, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                   COOPERS  &  LYBRAND  L.L.P.




Atlanta, Georgia
March 6, 1998

Quarterly financial data - unaudited

                               First     Second     Third     Fourth
                              Quarter    Quarter   Quarter    Quarter
                             (In thousands, except per share amounts)
1997:
Revenues                     $ 77,733   $ 81,340   $ 78,472    $ 72,335
Operating income (loss)        (1,052)     5,118      3,672        (823)
Net income (loss)available
 to common stockholders        (3,406)       897        146      (3,242)
Earnings (loss) per share        (.59)       .16        .03        (.58)
Number of shares used in
 Computation of earnings
 (loss) per common share        5,737      5,737      5,737       5,737

1996:
Revenues                     $ 73,040   $ 79,228   $ 80,166    $ 77,599
Operating income                  250      3,573      4,857      (3,598)
Net income (loss) available
 to common stockholders        (2,198)       507        614      (5,521)
Earnings (loss) per share        (.38)       .09        .11        (.97)

 Number of shares used in
  computation of earnings
  (loss) per common share       5,737      5,734      5,734       5,738
1995:
Revenues                     $ 62,176   $ 68,030   $ 67,658    $ 70,580
Operating income                4,006      7,001      4,864       3,722
Net income available to
 common stockholders              352      2,224      1,205          93
Earnings per share
 before extraordinary item        .06        .39        .21         .01
Number of shares used in
 computation of earnings
 per common share               5,891      5,774      5,802       5,735


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                            PART III

ITEM 10.  Directors and Executive Officers of the Registrant

        A definitive proxy statement of TRISM, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information regarding directors will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stock-holders and is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item is set forth in Item 4 of this Form 10-K.

ITEM 11.       Executive Compensation

        The information required by this item will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM  12.     Security Ownership of Certain Beneficial Owners and Management

        Information required by this item will be included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.      Certain Relationships and Related Transactions

      The information required by this item will be included in the Company's Proxy for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


                             PART IV
ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Financial Statements ***
    Consolidated Balance Sheets at December 31, 1997 and December 31, 1996 Consolidated Statements of Operations for the three years ended
      December 31, 1997
    Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1997
    Consolidated Statements of Cash Flows for the three years ended
      December 31, 1997
    Notes to Consolidated Financial Statements
    Report of Independent Accountants

    ***The financial statements of each of the Company's subsidiaries are omitted because all of the Company's subsidiaries guarantee the Company's outstanding 10 3/4% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis.

  Financial Statement Schedule for the three years ended December 31, 1997
        Schedule II  -  Valuation and Qualifying Accounts

     All other schedules for the Company are omitted because they are not required or not applicable. The required information is included in the financial statements or notes thereto.

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K, Continued

Exhibit Index

    The following exhibits are filed as part of this report.

Exhibit
Number                   Description

*  3.1    Certificate of Incorporation, as amended through January 21,
          1993, of TRISM, Inc.
*  3.2    By-laws of TRISM, Inc.
*  4.1    Form of Indenture
*  4.2    Specimen Certificate for the Common Stock, par value $.01 per share, of TRISM, Inc.
 10.1     Revolving line of credit facility with CIT.

     * Exhibit is incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-71222, initially filed with the Securities and Exchange Commission on November 4, 1993, as amended.

Reports on Form 8-K

During the fourth quarter of 1997, there were no reports filed on Form 8-K.

                       S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRISM, INC.

                                   s/James M. Revie
                                James M. Revie
                                Director, Chairman of the Board
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                     Title

      s/James M. Revie        Director, Chairman of the Board and
       James M. Revie         Chief Executive Officer

      s/E. Virgil Conway      Director
       E. Virgil Conway

      s/Julian H. Gingold     Director
       Julian H. Gingold

      s/James F. Higgins      Director
       James F. Higgins

      s/William M. Legg       Director
       William M. Legg

      s/James G. Overley      Senior Vice President of Finance and
       James G. Overley       Treasurer (Chief Financial Officer)

      s/John L. Ray           Director
       John L. Ray

                                                      SCHEDULE II
                           TRISM, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                 For the years ended December 31


COLUMN A     COLUMN B        COLUMN C       COLUMN D      COLUMN E

                                ADDITIONS
                              (1)       (2)

                 BALANCE    CHARGED    CHARGED
                   AT         TO         TO
                BEGINNING    COSTS      OTHER                  BALANCE AT
                   OF         AND      ACCOUNTS    DEDUCITONS    END OF
DESCRIPTION      PERIOD    EXPENSES    DESCRIBED   DESCRIBE       PERIOD

1997:
 Allowance for
 doubtful
 accounts      $2,396,621   1,387,975       -      1,714,878(A)  2,069,718

1996:
 Allowance for
 Doubtful
 accounts      $1,584,386   1,573,500       -        761,265(A)  2,396,621

1995:
 Allowance for
 doubtful
 accounts      $1,709,634     307,123       -        432,371(A)  1,584,386


 (A) Represents net write-offs of uncollectible accounts.


                                                     Exhibit 11.1

                           TRISM, INC.
     COMPUTATION OF BASIC AND DILUTED EARNINGS (LOSS) SHARE
         (Dollars in thousands except per share amounts)
                For the years ended December 31,


                                    1997        1996        1995

Net Income (loss)

  Net Income (loss)              $   (5,605)     (6,598)      3,874

  Net income (loss) available
   common stockholders           $   (5,605)     (6,598)      3,874

Weighted average number
of shares                         5,737,137   5,735,175   5,760,412

  Common share equivalent from
   assumed exercise of Stock
   Options                                -           -       1,679

                                  5,737,137   5,735,175   5,760,412
Earnings (loss) per share
  Basic                          $     (.98)      (1.15)        .67
  Diluted                        $     (.98)      (1.15)        .67


Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Common shares outstanding include issued shares less shares held in treasury. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock
(common stock equivalents). Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and dilutive common stock equivalents at the end of each reporting period. Common stock equivalents are excluded from the diluted calculation if a net loss was incurred for the period as these transactions are anti-dilutive.

                                                     Exhibit 21.1
                           TRISM, INC.
                   Subsidiaries of TRISM, Inc.


     Trism Secured Transportation, Inc.                       Delaware

       Tri-State Motor Transit Co.                            Delaware

          Aero Body and Truck Equipment Company, Inc.,
          Tri-State Transportation Service, Inc.              Missouri

       Diablo Systems Incorporated
            d/b/a/ Diablo Transportation, Inc.                California

       Emerald Leasing, Inc.                                  Nevada

       McGil Special Services, Inc.                           Delaware

       Trism Eastern, Inc.
            d/b/a/ C.I. Whitten Transfer                      Delaware

     Trism Heavy Haul, Inc.                                   Delaware

       Trism Specialized Carriers, Inc.                       Georgia
          Trism Special Services, Inc.                        Georgia
          AAA Truck Lease & Sales, Inc.                       Georgia

       E.L. Powell & Sons Trucking Co., Inc.                  Oklahoma

     Trism Transport Services, Inc.                           Utah

          EFB, Inc.                                           Delaware

     TRISM Logistics, Inc.                                    New Jersey

     Trism Equipment, Inc.                                    Delaware

     TRISM Maintenance Services, Inc.                         Delaware

     Transportation Recovery Systems, Inc.                    Delaware