Form 10-K/A
period 1997-12-31
TRISM INC /DE/
filed 1998-03-31
CIK 914480

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

Prepaid Expenses

Prepaid expenses primarily consist of the cost of new and replacement tires ("Prepaid Tires") that are capitalized and generally cost less salvage value is amortized into operating results on a straight-line basis over 24 months. Prepaid expenses also includes the capitalization of prepaid insurance, taxes, licenses and other expenses ("Other Prepaid Expenses") that are amortized into operating results on a straight-line basis over the estimated useful life ranging between 12 and 24 months. Prepaid Tires and Other Prepaid Expenses amounted to approximately $11.9 million and $6.5 million in 1997 and $11.1 million and $7.6 million in 1996, respectively.

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

The Company applied APB Opinion No. 25 in accounting for its stock options, and accordingly no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) earnings would have been adjusted to the proforma amounts indicated below:

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