Form 10-Q
period 1998-03-31
TRISM INC /DE/
filed 1998-05-14
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                               or

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

               13-3491658
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

     [ X ] Yes      [    ] No

As of April 30, 1998, 5,702,337 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                           TRISM, INC

                        TABLE OF CONTENTS

          ITEM                                            PAGE

Part I    FINANCIAL INFORMATION

Item 1.   Financial Statements                             3
Item 2    Management's Discussion and Analysis of          8
          Financial Condition and Results of Operations


Part II   OTHER INFORMATION

Item 1.   Legal Proceedings                               7
Item 6.   Exhibits and Reports on Form 8-K               14

ITEM 1. FINANCIAL STATEMENTS                   (In thousands, unaudited)
            TRISM, Inc. - CONSOLIDATED BALANCE SHEETS
           As of March 31, 1998 and December 31, 1997

                                             Mar. 31, 1998   Dec. 31, 1997
   ASSETS
   Current assets:
    Cash and cash equivalents                  $   8,009        6,271
    Restricted cash and insurance deposits           994        1,010
    Accounts receivable, net of allowance for
    doubtful accounts of $1,744 and $2,070 for
    1998 and 1997, respectively                      42,816       44,076
    Materials and supplies                            1,425        1,643
    Prepaid expenses                                 17,219       18,418
    Deferred income taxes                             3,100        3,789
        Total current assets                         73,563       75,207

   Property and equipment, at cost                  181,507      184,232
   Less: Accumulated depreciation and amortization  (65,400)     (62,428)
          Net Property and Equipment                116,107      121,804

   Intangibles, net                                  18,523       18,685
   Other                                              2,337        3,128
           Total assets                           $ 210,530      218,824

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                              $   8,718       11,859
    Bank overdraft                                    4,548        4,796
    Accrued expenses and insurance reserves          16,768       13,733
    Current maturities of long-term debt:
     Principal payments                              11,688       13,025
     Residual obligations on equipment debt           8,245        8,696
        Total current liabilities                    49,967       52,109

   Long-term debt, less current maturities          133,637      135,833
   Insurance reserves                                 5,301        5,423
   Deferred income taxes                                515        2,314
        Total liabilities                           189,420      195,679

   Commitments and contingencies
     Stockholders' equity:
      Common stock; $.01 par; 10,000 shares
       authorized; issued 5,903 shares at March 31,
       1998 and December 31, 1997                        59           59
      Additional paid-in capital                     37,327       37,327
      Loans to stockholders                            (368)        (368)
      Accumulated deficit                           (14,271)     (12,324)
    Treasury stock, at cost, 201 and 166 shares
    at March 31, 1998 and December 31, 1977          (1,637)      (1,549)
     Total stockholders' equity                      21,110       23,145
     Total liabilities and stockholders' equity   $ 210,530      218,824

        See accompanying notes to consolidated financial statements.

                           TRISM, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended March 31, 1998 and 1997
       (In thousands, except per share amounts, unaudited)


                                                 1998          1997

   Revenues                                        $  72,129     77,733

   Operating expenses:
    Salaries, wages and fringe benefits               28,023     28,331
    Operating supplies and expenses                   10,916     12,084
    Operating taxes and licenses                       6,591      7,057
    Contractor equipment                               5,301      4,213
    Depreciation and amortization                      5,049      4,724
    Brokerage carrier expense                          4,624      6,814
    General supplies and expenses                      3,562      4,344
    Revenue equipment rents                            3,211      3,777
    Claims and insurance                               2,426      2,862
    Communications and utilities                       1,273      1,396
    Loss on disposition of assets                        417        183
    Restructuring expenses                                 -      3,000
     Total operating expenses                         71,393     78,785

    Operating income (loss)                              736     (1,052)

    Interest expense and other, net                    3,732      3,814

    Loss before income taxes                          (2,996)    (4,866)

    Income tax benefit                                 1,049      1,460

    Net loss                                        $ (1,947)    (3,406)

    Basic loss per share                            $  (.34)       (.59)

    Diluted loss per share                          $  (.34)       (.59)

    Weighted average number of shares used in
     computation of basic and diluted loss per share   5,725       5,737

  See accompanying notes to consolidated financial statements.

ITEM  1. FINANCIAL STATEMENTS, Continued     (In thousands, unaudited)

       TRISM, Inc. - CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended March 31, 1998 and 1997

                                                            1998      1997
   Cash flows from operating activities:
    Net loss                                          $   (1,947)  (3,406)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
    Depreciation and amortization                          5,242      4,893
    Loss on disposition of assets                            417        183
    Provision for losses on accounts receivable              223        329
    Deferred gain on sale-leaseback                          (65)         -
    Restructuring charge                                       -      3,000
    Deferred  income taxes                                 (1,110)   (1,460)
    Changes in assets and liabilities:
     Accounts receivable                                    1,212     6,240
     Prepaid expenses                                       1,199       648
     Accrued expenses and insurance reserves                3,212     4,410
     Accounts payable                                      (3,141)   (2,752)
     Other                                                    (81)     (392)
      Net cash provided by operating activities             5,161    11,693
   Cash flows from investing activities:

    Proceeds from sale of assets                            2,643     1,726
    Purchases of property and equipment                      (411)     (563)
    Proceeds from sale-leaseback                                -     2,504
    Collection of notes receivable                            688       546
    Refund of restricted deposits                              16       178
    Contingent acquisition payments                          (200)        -
        Net cash provided by investing activities           2,736     4,391

   Cash flows from financing activities:
    Net proceeds (repayment) under revolving
     credit agreement                                       1,239   (11,635)
    Repayment of long-term debt and capital
     lease obligations                                     (7,062)   (5,402)
    Decrease in bank overdrafts                              (248)        -
    Purchase of treasury stock                                (88)        -
        Net cash used in financing activities              (6,159)  (17,037)

   Increase (decrease) in cash and cash equivalents         1,738      (953)

   Cash and cash equivalents, beginning of period           6,271     1,468

   Cash and cash equivalents, end of period             $   8,009       515

   Supplemental cash flow information:
    Cash paid during the period for:
    Interest (non-capitalized)                          $   1,317     1,222

    Income Taxes                                        $      61        21

    Capital lease equipment purchases and borrowings    $   1,839         -

 See accompanying notes to the consolidated financial statements.

                           TRISM, INC.
           Notes to Consolidated Financial Statements

ACCOUNTING POLICIES

The 1997 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods ended March 30, 1998 and 1997, respectively have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. Reclassification of financial statements for earlier periods presented for comparative purposes is required. The adoption of SFAS No. 130 had no impact on the Company's consolidated results of operations, financial position or cash flows.

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

LONG TERM DEBT

Revolving Credit Facility

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes covenants applicable once Availability under the Revolver falls below $8 million for 10 consecutive business days. Availability under the Revolver was approximately $14.5 million at March 31, 1998, net of a reduction for outstanding letters of credit of approximately $11.4 million. The foregoing letters of credit and deposits totaling $1.0 million are furnished to insurance carriers for the estimated cost of self-insured claims and for premium payments as of March 31, 1998.

Senior Subordinated Notes

The Company's Senior Subordinated Notes ("Notes") bear interest at 10.75% payable on June 15th and December 15th of each year through December 15, 2000. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998, at a redemption price of 105% through December 1999 and 102.5% thereafter. Through March 31, 1998, the Company has repurchased $5.3 million of the Notes at approximately face value of which $1.0 million of the notes were repurchased in the first quarter of 1998.

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

The case was tried in August 1996, and plaintiff was awarded $47,000 in rental fees admitted by the Company to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. All other claims for damages were found in favor of the defendant (the "Company"). Plaintiff appealed to the Alabama Court of Civil Appeals which reversed and remanded the case on the legal argument that the jury had found both defendants liable to plaintiff but only awarded damages ($47,000) to one defendant. Both parties appealed the matter to the Alabama Supreme Court which granted a certiorari. Briefs have been filed, and the Company is awaiting the decision of the Alabama Supreme Court. The Company believes it will again prevail should a second trial become necessary.

In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements in this Form 10-Q include information that is forward-looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1997 and quarter ended March 31, 1998.

The following table summarizes certain financial information on a percentage of revenue basis for the three months ended March 31, 1998 and 1997. Reference to 1998 and 1997 apply to the three month period ended March 31, 1998 and 1997, respectively.

PERCENTAGE OF REVENUE BASIS:             1998        1997      Variance
Operating Revenue                       100.0       100.0            -

Operating Expenses:
 Salaries, wages and fringe benefits     38.9        36.4          (2.5)
 Operating supplies and expenses         15.1        15.5            .4
 Operating taxes and licenses             9.1         9.1             -
 Contractor equipment                     7.3         5.4          (1.9 )
 Depreciation and amortization            7.0         6.1           (.9 )
 Brokerage carrier expense                6.4         8.8           2.4
 General supplies and expenses            4.9         5.6            .7
 Revenue equipment rents                  4.5         4.9            .4
 Claims and insurance                     3.4         3.7            .3
 Communications and utilities             1.8         1.8             -
 Loss on disposition of assets             .6          .2           (.4 )
 Restructuring expenses                     -         3.9           3.9
   Total operating expenses              99.0       101.4           2.4

Income (loss) from operations             1.0        (1.4 )         2.4

Interest and other, net                   5.2         4.9           (.3 )

Loss before income taxes                  4.2         6.3           2.1

Income tax benefit                        1.5         1.9           (.4 )

    Net loss                              2.7         4.4           1.7

OPERATING REVENUE

Operating revenue was approximately $72.1 million in 1998 compared to $77.7 million in 1997. Revenue per loaded mile improved to $1.77 in 1998 from $1.71 in 1997. The foregoing rate improvement was offset by a decrease in the load ratio to 82.8% in 1998 compared to 84.2% in 1997. Furthermore, total miles driven amounted to 45.3 million miles in 1998 compared to 48.4 million miles in 1997. External factors impacting operating results were the Company's exit from the Commercial Flatbed market in 1997, softness in the Secured Materials market, and asset productivity in Heavy Haul primarily due to driver retention issues.

Operating revenues between the periods includes the following (in thousands):

   MARKET                                       1998          1997

  Heavy Haul (1)                              $ 48,779       51,119
  Secured Materials                             24,327       25,910
  Trism Logistics                                2,314        3,175
  Elimination's and other                       (3,291)      (2,471)
                                              $ 72,129     $ 77,733

   (1) Includes Commercial Flatbed results as if the consolidation into Heavy Haul occurred as of January 1, 1997. Operating revenue for the Commercial Flatbed market amounted to approximately $7.4 million during the first quarter of 1997.

OPERATING INCOME

Operating income (loss) between the periods includes the following (in thousands):

   MARKET                                          1998         1997

   Heavy Haul  (a)                             $   207          368
  Secured Materials                                331        1,469
  Logistics                                        198          111
  Restructuring charge                               -       (3,000)
     Operating income (loss)                   $   736       (1,052)
   Operating expense ratio (b)                    99.0%       101.4%

   (a) Includes Commercial Flatbed results as if the consolidation into Heavy Haul occurred as of January 1, 1997. The operating loss for the Commercial Flatbed market amounted to $.7 million during the first quarter of 1997.

   (b) The operating ratio represents operating expenses as a percentage of operating revenue.

Operating income was impacted by certain external business factors described in the Operating Revenue Section of this discussion.

Further, operating income for the three months ended March 31, 1998 was affected by positive profit contributions in comparison to 1997 as follows:
(a) restructuring charges of $3.0 million recorded in 1997 with no corresponding adjustment in 1998; (b) lower fuel costs of $1.3 million due to a reduction in the per gallon cost of fuel from $1.21 in 1997 to $1.04 in 1998; (c) lower claims and insurance costs of $.4 million as a result of favorable accident and claims experience; and (d) lower fixed freight expenses of approximately $1.4 million relating to reduced personnel and administrative expenses.

Offsets to the positive profit contribution variances impacting 1998 operating income compared to 1997 resulted from: (a) higher driver and lease operator costs of $2.5 million due to an increase in driver compensation rates, lease operator miles of approximately .8 million, and driver recruit-ing and advertising expenses; (b) higher maintenance charges of $.7 million resulting from an increase in the overall age of the tractor fleet; (c) higher loss on disposition of assets of $.2 million, primarily related to trailers previously used in Commercial Flatbed market; (d) higher escort and permit charges of $.5 million due to commodity mix changes; and (e) other, net expenditure increases of $.5 million.

OPERATING AND OTHER EXPENSES

Total operating expenses were approximately $71.4 million in 1998 as compared to $78.7 million after a $3.0 million restructuring charge in 1997. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits increased 2.5% from the first quarter ended 1997 to 1998. The increase is due to driver compensation increases, net of a reduction in non-driver compensation as a result of the restructuring effort.

Operating supplies and expenses decreased .4% from the first quarter ended 1997 to 1998. The improvement resulted from reduced fuel expenditures offset by an increase in maintenance expenditures due to the increasing age of the tractor fleet.

Contractor equipment expenses increased 1.9% from the first quarter ended 1997 to 1998 due to an increase in overall lease operator rates and an increase in the number of miles that the Company used lease operators from
4.0 million miles in 1997 to 4.8 million miles in 1998.

Revenue equipment rental expenditures decreased .4% due to the maturity of certain operating equipment leases and a result of financing new tractors and trailers primarily with capital leases throughout 1997 and the first quarter of 1998. The change in mix of owned tractors and trailers versus operating lease equipment caused an increase in depreciation and interest charges as a percentage of revenue of .9% and .3%, respectively.

Brokerage expenses decreased 2.4% consistent with a decrease in brokerage revenue of $2.4 million between the periods.

General supplies and expenses decreased .7% due to lower professional fees and uncollectable revenue reserves offset by increased charges for driver recruiting and advertising.

Loss on disposition of assets increased $.2 million, or .4% primarily related to the sale of trailers previously used in the Commercial Flatbed market.

Restructuring charge of $3.0 million was recorded in the first quarter of 1997 with no corresponding adjustment in 1998.

Income tax benefit was $1.1 million for the quarter ended 1998 compared to $1.5 million in 1997 resulting in an effective tax rate of 35% and 30%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $5.2 million in 1998 compared to $11.7 million in 1997. The decrease is due to lower operating income, net of the restructuring charge and reduced gross collection amounts on accounts receivable due to lower sales. The accounts receivable turnover improved to 51 days in 1998 compared to 57 days in 1997.

Net cash provided by investing activities was $2.7 million in 1998 compared to $4.4 million in 1997. The decrease in investing activity cash is attributed to a reduction in sale-leaseback proceeds of $2.5 million used to repay existing indebtedness associated with the acquisition of J.B. Hunt Special Commodities Division.

Net cash used in financing activities was $6.2 million in 1998 compared to $17.1 million in 1997. The decrease in cash from financing activities related to net borrowings under the Company's revolving credit line of $1.2 million in 1998 versus net repayments under the credit line of $11.6 million in 1997. Furthermore, the Company repaid long-term debt, capital lease obligations, and note payments of approximately $7.1 million in 1998 compared to $5.4 million in 1997.

CAPITAL REQUIREMENTS

The Company estimates 1998 capital expenditures for tractor and trailer of approximately $45 million, net of $2 million from the sale of replaced equipment. The Company has obtained finance commitments for the majority of its needs during 1998. In addition, residual obligations of approximately $8.2 million primarily relating to certain capital lease obligations will mature in the next twelve months, and the Company will have the option to either purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs from cash flow from operations, availability under its working capital line, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

YEAR 2000 POSITION STATEMENT

The Company has considered the potential impact of the year 2000 to its computer systems. The year 2000 problem arises as a result of the year being entered as a two-digit number rather than four to define the applicable year. In the Company's AIX-based operating environment, all dates are converted to a five-digit number, which is a count of the number of days since
December 31, 1969.

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

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately .8 million gallons of the Company's estimated usage during the fourth quarter of 1998. The Company recognizes an expense or benefit on these agreements in the period in which the fuel is used.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     A.   EXHIBITS

          The following exhibit is filed as part of this report.


          DESIGNATION                        NATURE OF EXHIBIT
               11                         Computation of earnings
                                             Per Common Share

     B.   REPORTS ON FORM 8-K

          During the quarter covered by this report there were no reports on Form 8-K filed. Items 2, 3, and 5 of Part II were not applicable and have been omitted.

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




                           TRISM, INC.


                              By:/s/James M. Revie
                              James M. Revie
                              Director, Chairman of the Board and
                              Chief Executive Officer




                              By:/s/James G. Overley
                              James G. Overley
                              Senior Vice President of Finance,
                              Chief Financial Officer and
                              Treasurer






Date:     May 14, 1998

                           TRISM, INC.



                          EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION                       PAGE
                                                          NUMBER

   11             Computation of basic and diluted
                  earnings Per common share                 15

                                                      EXHIBIT  11

                           TRISM, INC.
   Computation of Basic and Diluted Earnings Per Common Share
       (In thousands, except per share amounts, unaudited)


                                                Three Months Ended
                                                    March 31,

                                                   1998         1997

   Net loss                                    $  (1,947)     (3,406)

   Weighted average number of shares

     Basic:
      Average common shares outstanding            5,725       5,737

     Diluted:
      Average common shares outstanding            5,725       5,737
      Common share equivalents resulting
      From Assumed exercise of stock                  -           -
        options

                                                   5,725       5,737

   Loss per common share:
     Basic                                    $     (.34)       (.59)
     Diluted                                  $     (.34)       (.59)


Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstand-ing. Common shares outstanding include issued shares less shares held in treasury. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (common stock equivalents). Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and dilutive common stock equivalents at the end of each reporting period. Common stock equivalents are excluded from the diluted calculation if a net loss was incurred for the period as these transactions are anti-dilutive.