Form 10-Q
period 1998-06-30
TRISM INC /DE/
filed 1998-08-12
CIK 914480

16
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                               or

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

     [ X ] Yes      [    ] No

As of June 30, 1998, 5,702,337 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.




                           TRISM, INC



                        TABLE OF CONTENTS

    ITEM                                                            PAGE

Part I      FINANCIAL INFORMATION

     Item 1  Financial Statements                                     3
     Item 2  Management's Discussion and Analysis of                  8
             Financial Condition and Results of Operations



Part II      OTHER INFORMATION

     Item 1  Legal Proceeding                                         7
     Item 6  Exhibits and Reports on Form 8-K                        13


ITEM 1.    Financial Statements

                           TRISM, Inc.
                   Consolidated Balance Sheets
            As of June 30, 1998 and December 31, 1998
                    (In thousands, unaudited)

                                              June 30,   December 31,
                                                1998          1997

ASSETS
Current assets:
  Cash and cash equivalents                   $ 5,230         6,271
  Restricted cash and insurance deposits          916         1,010
  Accounts receivable, net of allowance
    for doubtful accounts of  $1,248 and
    $2,070 for 1998 and 1997, respectively    $42,883        44,076
  Materials and supplies                        1,526         1,643
  Prepaid expenses                             19,131        18,418
  Deferred income taxes                         2,929         3,789
        Total current assets                   72,615        75,207

  Property and equipment, at cost             178,580       184,232
  Less:  accumulated depreciation and
    amortization                              (66,100)      (62,428)
      Net property and equipment              112,480       121,804

  Intangibles, net                             18,550        18,685
  Other                                         2,345         3,128

        Total assets                          205,990       218,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  11,496        11,859
  Bank overdraft                                4,536         4,796
  Accrued expenses and insurance reserves      12,770        13,733
  Current maturities of long-term debt:
    Principal payments                         10,008        13,025
    Residual obligations on equipment debt      7,415         8,696
        Total current liabilities              46,225        52,109

Long-term debt, less current maturities       132,844       135,833
Insurance reserves                              5,090         5,423
Deferred income taxes                             515         2,314
        Total liabilities                     184,674       195,679

Commitments and contingencies

Stockholders' equity:
  Common stock; $.01 par; 10,000 shares
    authorized; issued 5,903 shares                59            59
Additional paid-in capital                     37,233        37,327
Loans to stockholders                            (273)         (368)
Accumulated deficit                           (14,066)      (12,324)
Treasury stock, at cost, 201 and 166 shares
  at 1998 and 1997, respectively               (1,637)       (1,549)
Total stockholders' equity                     21,316        23,145

Total liabilities and stockholders' equity   $205,990       218,824


  See accompanying notes to consolidated financial statements.


                           TRISM, Inc.
              Consolidated Statements of Operations
For the three months and six months ended June 30, 1998 and 1997
       (In thousands, except per share amounts, unaudited)


                                 Three Months Ended   Six Months Ended
                                       June 30,           June 30,
                                         1998      1997     1998      1997

Revenues                              $ 77,193    81,340  149,322   159,073

Operating expenses:
  Salaries, wages and fringe benefits   28,894    28,706   56,918    57,045
  Operating supplies and expenses       10,493    11,684   21,408    23,768
  Operating taxes and licenses           6,951     7,120   13,542    14,177
  Contractor equipment                   5,877     4,922   11,178     9,061
  Depreciation and amortization          5,006     4,732   10,056     9,532
  Brokerage carrier expense              4,512     6,673    9,136    13,477
  General supplies and expenses          3,792     4,205    7,353     8,549
  Revenue equipment rents                3,454     3,748    6,664     7,525
  Claims and insurance                   2,259     2,953    4,685     5,815
  Communications and utilities           1,366     1,265    2,640     2,660
  Restructuring and non-recurring expenses 402        -       402     3,000
  Loss on disposition of assets            121       214      538       397
        Total operating expenses        73,127    76,222  144,520   155,006

Operating income                         4,066     5,118    4,802     4,067

Interest expense and other, net          3,751     3,739    7,483     7,554

Income (loss) before income tax expense
    (benefit)                              315     1,379   (2,681)   (3,487)

Income tax expense (benefit)               110       482     (939)     (978)

Net earnings (loss)                       $205       897   (1,742)   (2,509)

Basic earnings (loss) per share          $0.04      0.16    (0.30)    (0.44)

Diluted earnings (loss) per share        $0.04      0.16    (0.30)    (0.44)

Weighted average number of shares used
  in computation of basic and diluted
  earnings (loss) per share              5,724     5,737     5,724     5,737

  See accompanying notes to consolidated financial statements.


                           TRISM, Inc.
              Consolidated Statements of Cash Flows
         For the six months ended June 30, 1998 and 1997
                    (In thousands, unaudited)

                                                    1998        1997
Cash flows from operating activities:
  Net loss                                      $ (1,742)     (2,509)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                 10,441       9,866
    Loss on disposition of assets                    538         397
    Provision for losses on accounts receivable      404         645
    Deferred gain on sale-leaseback                 (129)        516
    Restructuring and non-recurring charge, net      115       1,675
    Deferred  income taxes                          (939)       (978)
    Changes in assets and liabilities:
      Accounts receivable                            789       6,536
      Prepaid expenses                              (713)       (774)
      Accrued expenses and insurance reserves     (1,282)      1,114
      Accounts payable                              (363)        175
      Other                                         (186)        187
        Net cash provided by
        operating activities                       6,933      16,850

Cash flows from investing activities:
  Proceeds from sale of assets                     4,773       2,648
  Purchases of property and equipment             (1,923)     (2,014)
  Proceeds from sale-leaseback                         -       7,881
  Collection of notes receivable                     701         514
  Refund of restricted deposits                       94         241
  Contingent acquisition payments                   (200)          -
        Net cash provided by investing activities  3,445       9,270

Cash flows from financing activities:
  Net proceeds (repayment) under revolving
    credit agreement                                 826     (11,417)
  Repayment of long-term debt and capital
    lease obligations                            (11,898)     (8,574)
  Decrease in bank overdrafts                       (260)       (187)
  Purchase of treasury stock                         (87)          -
  Payment of deferred loan costs                       -         (80)
        Net cash used in financing activities    (11,419)    (20,258)

(Decrease) increase in cash and cash equivalents  (1,041)      5,862

Cash and cash equivalents, beginning of period     6,271       1,468

Cash and cash equivalents, end of period        $  5,230       7,330

Supplemental cash flow information:
  Cash paid during the period for:
      Interest ($43 capitalized in 1998)         $ 7,679       7,420

      Income taxes                               $    62          57

  Capital lease equipment purchases
    and borrowings                               $ 3,785       3,279

See accompanying notes to the consolidated financial statements.



                           TRISM, Inc.
           Notes to Consolidated Financial Statements

Accounting Policies

The 1997 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods ended June 30, 1998 and 1997, respectively have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

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

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Corporate Restructuring and Non-Recurring Expenses

During the second quarter of 1998, the Company recorded a pre-tax charge of $402,000 for a separation and consulting agreement.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During 1997, the Company recorded total charges of $3.2 million associated with the organizational restructuring.

Long Term Debt

Revolving Credit Facility

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes covenants applicable once Availability under the Revolver falls below $8 million for 10 consecutive business days. Availability under the Revolver was approximately $12.7 million at June 30, 1998, net of a reduction for outstanding letters of credit of approximately $11.9 million. The foregoing letters of credit and deposits totaling $.9 million are furnished to insurance carriers as collateral for the estimated cost of claim payments as of June 30, 1998. In August 1998, the agreement was amended to modify and redefine a financial convenant.

Senior Subordinated Notes

The Company's Senior Subordinated Notes ("Notes") bear interest at 10.75 % payable on June 15th and December 15th of each year through December 15, 2000. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998, at a redemption price of 105% through December 1999 and
102.5 % thereafter. Through June 30, 1998, the Company has repurchased $5.3 million of the Notes at approximately face value of which $1.0 million of the notes were repurchased in the first quarter of 1998.

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

Although the Company has been identified as a "potentially responsible party" (PRP) at three sites, solely because of its activities as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial conditions. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

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

The case was tried in August 1996, and plaintiff was awarded $47,000 in rental fees admitted by the Company to be due for the use of plaintiff's trailer equipment after cancellation of the original contract. All other claims for damages were found in favor of the defendant (the "Company"). Plaintiff appealed to the Alabama Court of Civil Appeals which reversed and remanded the case on the legal argument that the jury had found both defendants liable to plaintiff but only awarded damages ($47,000) to one defendant. Both parties appealed the matter to the Alabama Supreme Court which granted a certiorari, but subsequently (June 19, 1998) quashed its writ, effectively sending the case back to the Alabama Court of Civil Appeals which has ordered a new trial. The Company is aware of no reason that it cannot again prevail in a second trial.

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

The   following  discussion  and  analysis  should  be  read   in
conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1997 and quarter ended
June 30, 1998.

The following table summarizes certain financial information on a percentage of revenue basis for the three and six months ended
June 30, 1998 and 1997.


                                   Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                     1998       1997     1998      1997
Percentage of Revenue Basis:

Operating Revenue:                   100.0      100.0    100.0     100.0

Operating Expenses:
  Salaries, wages and fringe benefits 37.4       35.3     38.1      35.7
  Operating supplies and expenses     13.6       14.4     14.3      14.9
  Operating taxes and licenses         9.0        8.8      9.1       8.9
  Contractor equipment                 7.6        6.0      7.5       5.7
  Depreciation and amortization        6.5        5.8      6.7       6.0
  Brokerage carrier expense            5.8        8.2      6.1       8.5
  General supplies and expenses        4.9        5.2      4.9       5.4
  Revenue equipment rents              4.5        4.6      4.5       4.7
  Claims and insurance                 2.9        3.6      3.1       3.7
  Communications and utilities         1.8        1.6      1.8       1.7
  Restructuring expenses and
    non-recurring charge               0.5          -      0.3       1.9
  Loss on disposition of assets        0.2        0.2      0.4       0.3
        Total operating expenses      94.7       93.7     96.8      97.4

Income from operations                 5.3        6.3      3.2       2.6

Interest and other, net                4.9        4.6      5.0       4.8

Income (loss) before income taxes      0.4        1.7     (1.8)     (2.2)

Income tax expense (benefit)           0.1        0.6     (0.6)     (0.6)

        Net earnings (loss)            0.3        1.1     (1.2)     (1.6)


Summary of Second Quarter 1998 Results

Net earnings for the quarter ended June 30, 1998, amounted to $205,000 or $.04 per basic share compared to net earnings of $897,000 or $.16 per basic share in the second quarter of 1997. The second quarter 1998 results include a non-recurring pre-tax charge of approximately $.4 million or $.04 per share for a separation and consulting agreement.

Second quarter operating results were positively impacted by improved performance in the Heavy Haul market offset by competitive market conditions in the munitions and hazardous waste markets that negatively impacted pricing, load ratio and asset productivity. The Company reduced its average monthly vacant tractors during the second quarter of 1998 to 173 units compared to the first quarter's average vacant units of 189, primarily through a reduction in the fleet size. The Company anticipates further improvement in the ratio of active tractor capacity to total tractor capacity into the third quarter of 1998.

Operating Revenue

Operating revenue decreased $4.1 million, or 5.1% from the second quarter 1997 to 1998 and $9.8 million, or 6.1% for the six months ended June 30, 1997 to 1998. Revenue per loaded mile amounted to $1.79 for the quarter ended June 30, 1998 and $1.78 for the six months ended June 30, 1998 compared to $1.75 for the second quarter of 1997 and $1.73 for the six months ended June 30, 1997. The foregoing rate improvements were offset by a decline in the load ratio of .7% and total miles driven of approximately
2.0 million from the second quarter of 1997 to 1998. The load ratio and total miles driven also declined by 1.1% and 5.0 million miles, respectively for the six months ended June 30, 1997 to 1998.

External factors influencing the quarterly and six-month period results were primarily related to the Company's improvement in pricing at Heavy Haul and the exit from the Commercial Flatbed
market   in  1997.   These  improvements  were  offset  by   more
competitive market conditions in the munitions and hazardous waste markets which negatively impacted pricing and load ratio at Secured. In addition, asset productivity was negatively influenced by high driver turnover during these periods.

For the six months ended June 1998 to 1997, the Secured Materials market was primarily impacted by a decline in higher margined government munitions and hazardous waste business of approximately $3.0 million and $2.0 million, respectively. The foregoing revenue declines were partially offset by an increase in general freight business that traditionally has lower profit margins. Increased competition from regional truck carriers and consolidation in the marketplace of hazardous waste business also negatively impacted Secured revenues.

Operating revenues between the periods includes the following (in thousands):

                                  Three Months Ended   Six Months Ended
                                        June 30,           June 30,
Market                              1998       1997     1998      1997

Heavy Haul (1)                  $ 53,865     53,336  102,645   104,456
Secured Materials                 24,878     28,324   49,205    54,756
Trism Logistics                    1,816      2,665    4,129     5,840
Eliminations and other            (3,366)    (2,985)  (6,657)   (5,979)
                                $ 77,193     81,340  149,322   159,073

   (1) Includes Commercial Flatbed results as if the consolidation into Heavy Haul occurred as of January 1, 1997. Operating revenue for the Commercial Flatbed market amounted to approximately $4.2 million during the second quarter of 1997 and $11.5 million for the six months ended June 30, 1997.

Operating Income

Operating income was impacted by certain external business factors described in the Operating Revenue Section of this discussion.

Second Quarter 1998 to 1997

Operating income for the three months ended June 30, 1998 was affected by positive profit contributions in comparison to 1997 on a per mile basis as follows: (a) lower fuel costs of $1.0 million primarily due to a reduction in the per gallon cost of fuel from $1.21 in 1997 to $1.06 in 1998; (b) lower claims and insurance costs of $.6 million as a result of favorable accident and claims experience; and (c) lower fixed freight expenses of approximately $.1 million relating to reduced personnel and administrative expenses.

Offsets to the positive profit contribution variances impacting second quarter 1998 operating income compared to 1997 resulted from (a) higher driver and lease operator costs of $1.4 million due to an increase in driver compensation rates, lease operator miles of 1.0 million, and higher driver recruiting and advertising expenses; (b) higher maintenance charges of $.3 million resulting from an increase in the overall age of the tractor fleet;
(c) higher escort and permit charges of $.4 million due to a freight commodity mix change; (d) non-recurring charge of $.4 million for a separation and consulting agreement; and, (e) other, net expenditure increases of $.4 million.

Six Months Ended June 30, 1998 to 1997

Operating income for the six months ended June 30, 1998 was affected by positive profit contributions in comparison to 1997 on a per mile basis as follows: (a) restructuring charge of $3.0 million recorded in 1997 with no corresponding adjustment in 1998; (b) lower fuel costs of $2.3 million primarily due to a reduction in the per gallon cost of fuel from $1.24 in 1997 to
$1.09 in 1998; (c) lower claims and insurance costs of $1.0 million as a result of favorable accident and claims experience; and (d) lower fixed freight expenses of approximately $1.5 million relating to reduced personnel and administrative expenses.

Offsets to the positive profit contribution variances impacting operating income for the six months ended June 30, 1998 compared to 1997 resulted from: (a) higher driver and lease operator costs of $3.9 million due to an increase in driver compensation rates, lease operator miles of 1.8 million, and higher driver recruiting and advertising expenses; (b) higher maintenance charges of $1.0 million resulting from an increase in the overall age of the tractor fleet; (c) higher escort and permit charges of $.9 million due to a freight commodity mix change; (d) non-recurring charge of $.4 million for a separation and consulting agreement with the Company's former Chairman and Chief Executive Officer; and (e) other, net expenditure increases of $1.0 million.

Operating income between the periods includes the following (in thousands):

                                   Three Months Ended   Six Months Ended
                                         June 30            June 30,
Market                               1998       1997     1998      1997

Heavy Haul (a)                    $ 3,272      2,528    3,479     3,205
Secured Materials                   1,172      2,502    1,503     3,662
Logistics                              24         88      222       200
Restructuring and
  non-recurring charges              (402)         -     (402)   (3,000)
        Operating income          $ 4,066      5,118    4,802     4,067
Operating expense ratio (b)          94.7%      93.7%    96.8%     97.4%

   (a) Includes Commercial Flatbed results as if the consolidation into Heavy Haul occurred as of January 1, 1997. The operating loss for the Commercial Flatbed market amounted to $.7 million during the second quarter of 1997 and $1.5 million for the six months ended June 30, 1997.

   (b) The   operating   ratio  represents  operating expenses as  a
      percentage of operating revenue.


Operating and Other Expenses

Total operating expenses were approximately $73.1 million for the three months ended June 30, 1998 and $144.5 million for the six months ended June 30, 1998 compared to $76.2 million for the three months ended June 30, 1997 and $155.0 million for the six months ended June 30, 1997. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits increased 2.1% and 2.4% of revenue from the quarter and six-month period ended June 30, 1997 to the corresponding periods in 1998, respectively. The increases are primarily due to driver compensation increases, net of a reduction in non-driver compensation as a result of the 1997 restructuring effort.

Operating supplies decreased .8% and .6% of revenue from the quarter and six-month period ended June 30, 1997 to the corresponding periods in 1998, respectively. The improvement resulted from reduced fuel expenditures partially offset by an increase in maintenance expenses due to the increasing age of the tractor fleet.

Contractor equipment expenses increased by 1.6% of revenue for the quarter ended June 30, 1998 to 1997, and 1.8% of revenue for the six months ended June 30, 1998 to 1997. The percentage of revenue fluctuations is attributable to an overall increase in lease operator rates and miles.

Revenue equipment as a percentage of revenue declined in 1998 as compared to 1997 due to the maturity of certain tractor equipment leases replaced with new equipment financed with capital leases throughout 1997 and 1998. The change in mix of owned tractor equipment versus leased equipment created an increase in depreciation and interest charges as a percentage of revenue in 1998 compared to 1997.

Brokerage expenses decreased 2.4% for the quarter and six month period ended June 30, 1998 to 1997 consistent with the decline in brokerage revenue of $2.7 million and $5.0 million for the
quarter   and  six  month  period  ended  June  1998   to   1997,
respectively.

General supplies and expenses decreased .3% and .5% of revenue from the quarter and six-month period ended June 30, 1997 to the corresponding period in 1998, respectively. The percentage of revenue fluctuations are due to lower professional fees and provision for losses on accounts receivable partially offset by an increase in driver recruiting and advertising expenditures.

Claims and insurance costs decreased by .7% of revenue for the quarter ended June 30, 1998 to 1997 and .6% of revenue for the six months ended June 30, 1998 to 1997 as a result of favorable accident and claims experience trends in 1998.

Restructuring charges of $3.0 million were recorded in the first quarter of 1997 with no corresponding adjustment in 1998. Conversely, a non-recurring charge of $.4 million for a separation and consulting agreement with the Company's former Chairman and Chief Executive Officer was recorded in the second quarter of 1998 with no corresponding adjustment in 1997.

Income tax expense (benefit) was based upon an effective tax rate
of  35%  for the three months ended June 30, 1998 and 1997.   The
effective tax rate for the six months ended June 30, 1998 was 35% compared to 28% in 1997.

Liquidity and Capital Resources

Net  cash  provided by operating activities was $6.9  million  in
1998  compared  to  $16.9  million  in  1997.   The  decrease  is
primarily due to lower operating income, net of the restructuring and non-recurring charges, significant payment of certain insurance reserve claims as well as an overall decline in accident trends in 1998, and reduced gross collection amounts on accounts
receivable due to lower sales.   The accounts receivable turnover
improved to 48 days in 1998 compared to 52 days in 1997.

Net cash provided by investing activities was $3.4 million in 1998 compared to $9.3 million in 1997. The decrease in investing activity cash is primarily attributed to a reduction in sale-leaseback proceeds of $7.3 million used to repay existing indebtedness.

Net cash used in financing activities was $11.4 million in 1998 compared to $20.3 million in 1997. The decrease in cash used in financing activities related to net borrowings under the Company's revolving credit line of $.8 million in 1998 versus net repayments under the credit line of $11.4 million in 1997.
Furthermore, the Company repaid long-term debt, capital lease obligations, and note payments of approximately $11.9 million in 1998 compared to $8.6 million in 1997.

Capital Requirements

The Company estimates 1998 capital expenditures for tractor and trailer equipment of approximately $43 million, net of $2 million from the sale of replaced equipment. The Company has obtained finance commitments for the majority of its needs during 1998. In addition, residual obligations of approximately $7.4 million primarily relating to certain capital lease obligations will mature in the next twelve months, and the Company will have the option to either purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs from cash flow from operations, availability under its working capital line, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

Year 2000 Computer Preparedness

During the Second Quarter of 1998, the Company began the testing of the Company's core freight, administrative and management computer systems. The Company structured a series of tests that were performed to verify that its systems are fully year 2000 compliant. Preliminary test results indicate that the Company is on track towards having addressed the year 2000 issue by the end of the Fourth Quarter of 1998.

The Company is also concerned about its computer interface with certain suppliers and customers and will take steps to isolate Company systems from year 2000 problems arising from such interfaces, but cannot predict the compliance of those other systems. Because of this risk, the Company has requested its primary suppliers to certify that their systems either are now or will be year 2000 compliant by third quarter 1999. Through June 30, 1998, approximately 80% of the Company's primary suppliers have responded positively to the Company's certification request.

The Company estimates that there are 100 personal computer devices that are currently in service throughout the Company and approximately 100 communications and tracking units on Company tractors that are not year 2000 compliant. The Company has a formal plan to either replace these devices or obtain an upgrade unit from certain vendors.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately 2.6 million gallons or approximately 35% of the Company's estimated usage during each of the fourth quarter of 1998 and the first quarter of 1999. The Company recognizes an expense or benefit on these agreements in the period in which the fuel is used.


Item 6.   Exhibits and Reports on Form 8-K



     A.   Exhibits

          The following exhibit is filed as part of this report.


          Designation               Nature of Exhibit
               11                   Computation of Basic and Diluted earnings
                                    (loss) per share


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




                           TRISM, INC.


                                                By:/s/Edward L.McCormick
                                                Edward L.McCormick
                                                Director, President and
                                                Chief Executive Officer




                                                 By:/s/James G. Overley
                                                 James G. Overley
                                                 Senior Vice President of
                                                 Finance, Chief Financial
                                                 Officer and Treasurer


Date:     August 14, 1998







                           TRISM, INC.



                          Exhibit Index


Exhibit Number       Description                          Page Number
     11              Computation of basic and
                     diluted earnings per common share         16



                                                      EXHIBIT  11

                           TRISM, INC.
   Computation of Basic and Diluted Earnings Per Common Share
       (In thousands, except per share amounts, unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                    1998       1997      1998      1997

Net earnings (loss)                $ 205        897    (1,742)   (2,509)

Weighted average number of shares

  Basic:
    Average common shares
       outstanding                 5,724      5,737     5,724     5,737

  Diluted:
    Average common shares
       outstanding                 5,724      5,737     5,724     5,737
    Common share equivalents
      resulting from assumed
      exercise of stock options        -          -         -         -
                                   5,724      5,737     5,724     5,737

Earnings (loss) per share:
   Basic                           $ .04        .16      (.30)     (.44)

   Diluted                         $ .04        .16      (.30)     (.44)


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