Form 10-Q
period 1998-09-30
TRISM INC /DE/
filed 1998-11-16
CIK 914480

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549



                            FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                               or

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

     [ X ] Yes      [    ] No

As of September 30, 1998, 5,718,237 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                           TRISM, INC

                        TABLE OF CONTENTS

          ITEM                                            PAGE

Part I    FINANCIAL INFORMATION

          Item 1.  Financial Statements                     3
          Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                 8



Part II   OTHER INFORMATION

          Item 1.  Legal Proceedings                        7
          Item 6.  Exhibits and Reports on Form 8-K        13

ITEM 1.    Financial Statements
                           TRISM, Inc.
                   Consolidated Balance Sheets
         As of September 30, 1998 and December 31, 1997
                    (In thousands, unaudited)

                                              September     December
                                              30, 1998    31, 1997

   ASSETS
   Current assets:
    Cash and cash equivalents                $       921       6,271
 Restricted cash and insurance deposits
                                                    899      1,010
 Accounts receivable, net of allowance
   for doubtful accounts of  $1,316 and
   $2,070 for 1998 and 1997, respectively
                                                 41,926     44,076
    Materials and supplies                         1,445       1,643
    Prepaid expenses                              19,087      18,418
    Deferred income taxes                          2,709       3,789
        Total current assets                      66,987      75,207

   Property and equipment, at cost               178,482     184,232
   Less:  accumulated depreciation and           (63,085 )   (62,428 )
   amortization
         Net property and equipment              115,397     121,804

Intangibles, net                                  18,377      18,685
Other                                              2,026       3,128

        Total assets                         $   202,787     218,824

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                         $     9,783      11,859
    Bank overdraft                                 3,213       4,796
 Accrued expenses and insurance reserves
                                                 17,785     13,733
    Current maturities of long-term debt:
     Principal payments                           12,227      13,025
 Residual obligations on equipment debt
                                                  4,738      8,696
        Total current liabilities                 47,746      52,109

   Long-term debt, less current                  127,962     135,833
   maturities
   Insurance reserves                              5,110       5,423
   Deferred income taxes                             421       2,314
        Total liabilities                        181,239     195,679

   Commitments and contingencies

   Stockholders' equity:
 Common stock; $.01 par; 10,000 shares
   authorized; issued 5,903 shares                   59         59
    Additional paid-in capital                    37,232      37,327
    Loans to stockholders                           (273 )      (368 )
    Accumulated deficit                          (13,833 )   (12,324 )
 Treasury stock, at cost, 201 and
  166 shares at 1998 and 1997,
   respectively                                  (1,637 )    (1,549 )
        Total stockholders' equity                21,548      23,145

 Total liabilities and stockholders'
   equity                                   $   202,787    218,824


  See accompanying notes to consolidated financial statements.

                           TRISM, Inc.
              Consolidated Statements of Operations
              For the three months and nine months
                ended September 30, 1998 and 1997
       (In thousands, except per share amounts, unaudited)


                              Three Months Ended  Nine Months Ended
                                September 30,       September 30,
                                1998       1997        1998       1997

   Revenues                  $75,170     78,472     224,492    237,545

   Operating expenses:
      Salaries, wages and     28,506     27,753      85,423     84,799
   fringe benefits
      Operating supplies      10,172     11,276      31,580     35,044
   and expenses
      Operating taxes and      6,959      6,666      20,501     20,843
   licenses
      Contractor equipment     6,134      4,682      17,312     13,893
      Brokerage carrier        5,243      7,572      14,379     21,049
   expense
      Depreciation and         4,871      4,683      14,926     14,063
   amortization
      General supplies and     3,672      4,014      11,025     12,564
   expenses
      Revenue equipment        3,590      3,636      10,255     11,161
   rents
      Claims and insurance     2,497      2,950       7,182      8,765
      Communications and       1,178      1,257       3,819      3,917
   utilities
      Loss on disposition        379        311         917        708
   of assets
      Restructuring and non-     350          -         752      3,000
   recurring expenses
             Total            73,551     74,800     218,071    229,806
   operating expenses

   Operating income            1,619      3,672       6,421      7,739

      Interest expense, net    3,550      3,781      11,147     11,430

      Other expense              114       (226 )         -       (320 )
   (income)

 Income (loss) before
   income tax benefit         (2,045 )      117     (4,726 )   (3,371 )
    and extraordinary item

      Income tax benefit        (715 )      (29 )    (1,654 )   (1,008 )

   Income (loss) before       (1,330 )      146      (3,072 )   (2,363 )
   extraordinary item

    Extraordinary item,
   gain on extinguishment      1,563         -      1,563         -
       of debt, net of
   income taxes of $841

   Net earnings (loss)       $   233        146      (1,509 )   (2,363 )

   Basic earnings (loss)
   per share:
      Income (loss) before      (.23 )      .03        (.53 )     (.41 )
   extraordinary item
      Extraordinary item         .27          -         .27          -
      Net earnings (loss)    $   .04        .03        (.26 )     (.41 )

   Diluted earnings (loss)
   per share:
      Income (loss) before      (.23 )      .03        (.53 )     (.41 )
   extraordinary item
      Extraordinary item         .27          -         .27          -
      Net earnings (loss)          $        .03        (.26 )     (.41 )
                                 .04

 Weighted average number of
   shares used in
   computation of basic and    5,719     5,737      5,719     5,737
   diluted earnings (loss)
   per share

  See accompanying notes to consolidated financial statements.

                           TRISM, Inc.
              Consolidated Statements of Cash Flows
      For the nine months ended September 30, 1998 and 1997
                    (In thousands, unaudited)


                                                  1998         1997
   Cash flows from operating activities:
    Net loss                                  $  (1,509 )     (2,363 )
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                 15,553       14,573
   Loss on disposition of assets                    917          708
   Provision for losses on accounts                 488          970
   receivable
   Deferred gain on sale-leaseback                 (194 )        473
   Restructuring and non-recurring                  324          610
   charge, net
   Deferred  income taxes                          (813 )     (1,008 )
   Extraordinary gain, net                       (1,563 )          -
   Changes in assets and liabilities:
    Accounts receivable                           1,662        7,950
    Prepaid expenses                               (669 )     (1,080 )
 Accrued expenses and insurance reserves          3,609        5,079
    Accounts payable                             (2,076 )       (415 )
    Other                                           318          235
 Net cash provided by operating
   activities                                   16,047       25,732

   Cash flows from investing activities:
    Proceeds from sale of assets                 10,098        4,668
    Purchases of property and equipment          (3,296 )     (1,871 )
    Proceeds from sale-leaseback                      -        7,334
 Collection of notes receivable and                 406          587
   other, net
    Refund of restricted deposits                   111       (1,273 )
    Contingent acquisition payments                (200 )          -
 Net cash provided by investing                   7,119        9,445
   activities

   Cash flows from financing activities:
 Net proceeds (repayment) under
   revolving credit agreement                      194      (14,411 )
 Repayment of long-term debt and capital
   lease obligations                           (27,039 )    (12,062 )
    Decrease in bank overdrafts                  (1,583 )        206
    Purchase of treasury stock                      (88 )          -
    Payment of deferred loan costs                    -         (458 )
 Net cash used in financing activities
                                               (28,516 )    (26,725 )

 (Decrease) increase in cash and cash
   equivalents                                  (5,350 )      8,452

 Cash and cash equivalents, beginning of
   period                                        6,271        1,468

 Cash and cash equivalents, end of period
                                             $     921        9,920

   Supplemental cash flow information:
    Cash paid during the period for:
 Interest ($107 capitalized in 1998)
                                             $   8,772        8,593


 Capital lease equipment purchases and
   borrowings                                $  15,781       10,049


See accompanying notes to the consolidated financial statements.

                           TRISM, Inc.
           Notes to Consolidated Financial Statements

Accounting Policies

The 1997 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the periods ended September 30, 1998 and 1997, respectively have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1997 accounts to reflect classifications adopted in 1998.

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

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Corporate Restructuring and Non-Recurring Expenses

During the third quarter of 1998, the Company recorded a pre-tax severance provision of $350,000 pertaining to the reduction of certain administrative personnel and a pre-tax $450,000 provision relating to the early disposal of identified tractors and trailers. Furthermore, the Company recorded a pre-tax charge of $402,000 for a separation and consulting agreement in the second quarter of 1998.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During 1997, the Company recorded total charges of $3.2 million associated with the organizational restructuring.

Long Term Debt

Revolving Credit Facility

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is secured by accounts receivable. The Revolver also includes covenants applicable once Availability under the Revolver falls below $8 million for 10 consecutive business days. Availability under the Revolver was approximately $12.8 million at September 30, 1998, net of a reduction for outstanding letters of credit of approximately $11.4 million. The foregoing letters of credit and deposits totaling $.9 million are furnished to insurance carriers as collateral for the estimated cost of claim payments as of September 30, 1998. In August 1998, the agreement was amended to modify and redefine a financial convenant.

Senior Subordinated Notes

The Company's Senior Subordinated Notes ("Notes") bear interest at 10.75 % payable on June 15th and December 15th of each year through December 15, 2000. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998, at a redemption price of 105% through December 1999 and
102.5 % thereafter. Through September 30, 1998, the Company has repurchased $13.8 million of the notes of which $9.5 million of the notes were repurchased in the first nine months of 1998.

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

The   following  discussion  and  analysis  should  be  read   in
conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1997 and quarter ended
September 30, 1998.

The following table summarizes certain financial information on a percentage of revenue basis for the three and nine months ended
September 30, 1998 and 1997.

                           Three Months Ended    Nine Months Ended
                              September 30,        September 30,
                              1998       1997        1998       1997
Percentage of Revenue
Basis:

Operating Revenue:           100.0      100.0       100.0      100.0

Operating Expenses:
 Salaries, wages and fringe      37.9       35.4        38.1       35.7
benefits
 Operating supplies and          13.5       14.3        14.1       14.8
expenses
 Operating taxes and              9.2        8.5         9.1        8.8
licenses
 Contractor equipment             8.1        6.0         7.7        5.8
 Brokerage carrier expense        7.0        9.6         6.4        8.9
 Depreciation and                 6.5        6.0         6.6        5.9
amortization
 General supplies and             4.9        5.1         4.9        5.2
expenses
 Revenue equipment rents          4.8        4.6         4.6        4.7
 Claims and insurance             3.3        3.8         3.2        3.7
 Communications and               1.6        1.6         1.7        1.6
utilities
 Restructuring expenses and
non-recurring charge           0.5         -        0.3       1.3
 Loss on disposition of           0.5        0.4         0.4        0.3
assets
     Total operating expenses
                              97.8      95.3       97.1      96.7

Income from operations            2.2        4.7         2.9        3.3

Interest expense, net             4.8        4.7         5.0        4.8

Other expense (income)            0.1       (0.2 )         -       (0.1 )

Income (loss) before income
taxes and extraordinary
item                          (2.7 )      0.2       (2.1 )     (1.4 )

Income tax benefit            (1.0 )        -        (0.7 )     (0.4 )

Income (loss) before
extraordinary item            (1.7 )      0.2       (1.4 )     (1.0 )

Extraordinary item, gain on
extinguishment of debt,
net of income taxes of
$841                           2.0         -        0.7         -

      Net earnings (loss)      0.3        0.2        (0.7 )     (1.0 )

Summary of Third Quarter 1998 Results

Net earnings for the quarter ended September 30, 1998, amounted to $233,000 or $.04 per basic share compared to net earnings of $146,000 or $.03 per basic share in the third quarter of 1997. The third quarter 1998 results include a pre-tax gain of approximately $2.4 million relating to the repurchase and retirement of $8.5 million of its senior subordinated notes. Additionally, the 1998 quarterly results include a pre-tax severance provision of $.4 million pertaining to the reduction of certain administrative personnel and a $.5 million pre-tax provision relating to the early disposal of identified tractors and trailers.

Third quarter operating results were negatively impacted by lower revenue yield in the Heavy Haul market and by competitive market conditions in the munitions and hazardous waste markets that negatively impacted pricing, load ratio and asset productivity. The Company's average vacant tractors were at 178 units during the third quarter of 1998 as compared to 115 units in the third quarter of 1997.

Operating Revenue

Operating revenue decreased $3.3 million, or 4.3% from the third quarter 1997 to 1998 and $13.0 million, or 5.5% for the nine months ended September 30, 1997 to 1998. Revenue per loaded mile amounted to $1.76 for the quarter ended September 30, 1998 and $1.77 for the nine months ended September 30, 1998 compared to $1.76 for the third quarter of 1997 and $1.74 for the nine months ended September 30, 1997. The foregoing rates were additionally impacted by a decline in the load ratio of 1.1% and total miles driven of approximately .2 million from the third quarter of 1997 to 1998. The load ratio and total miles driven also declined by 1.0% and 5.3 million miles, respectively for the nine months ended September 30, 1997 to 1998.

External factors influencing the quarterly and nine-month period results were primarily related to the Company's exit from the Commercial Flatbed market in 1997. The improvement was offset by more competitive market conditions in the munitions and hazardous waste markets which negatively impacted pricing, load ratio and asset productivity at Secured. In addition, the Heavy Haul market was impacted by lower yield in the higher margin commodities.

For the nine months ended September 1998 to 1997, the Secured Materials market was primarily impacted by lower demand in the government munitions and hazardous waste business of approximately $3.0 million and $5.0 million, respectively. The foregoing revenue declines were partially offset by an increase in general freight business that traditionally has lower profit margins. Increased competition from regional truck carriers and the loss of two significant dedicated fleets in the hazardous waste business also negatively impacted Secured revenues.

Operating revenues between the periods includes the following (in thousands):

                            Three Months Ended  Nine Months Ended
                              September 30,       September 30,
   Market                     1998       1997        1998       1997

   Heavy Haul (a)          $52,730     52,346     155,375    156,801
   Secured Materials        23,208     25,795      72,413     80,029
   Trism Logistics           1,237      3,424       5,366      9,264
   Eliminations and other   (2,005 )   (3,093 )    (8,662 )   (8,549 )
                           $75,170     78,472     224,492    237,545

   (a) Includes Commercial Flatbed results as if the consolidation into Heavy Haul occurred as of January 1, 1997. Operating revenue for the Commercial Flatbed market amounted to approximately $3.4 million during the third quarter of 1997 and $15.0 million for the nine months ended September 30, 1997.

Operating Income

Operating income was impacted by certain external business factors described in the Operating Revenue Section of this discussion.

Third Quarter 1998 to 1997

Operating income for the three months ended September 30, 1998 was affected by positive profit contributions in comparison to 1997 on a per mile basis as follows: (a) lower fuel costs of $0.8 million primarily due to a reduction in the per gallon cost of fuel; (b) lower claims and insurance costs of $0.8 million as a result of favorable accident and claims experience; and (c) lower fixed freight expenses of approximately $.1 million relating to reduced personnel and administrative expenses.

Offsets to the positive profit contribution variances impacting third quarter 1998 operating income compared to 1997 resulted from (a) higher driver and lease operator costs of $1.7 million due to an increase in driver compensation rates, lease operator miles of 1.5 million, and higher driver recruiting and advertising expenses; (b) higher maintenance charges of $.2 million resulting from an increase in the overall age of the tractor fleet; (c) higher escort and permit charges of $.4 million; (d) severance provision of $.4 million pertaining to the reduction of certain administrative personnel;
(e) loss provision on early disposal of revenue equipment of $.5 million; and (f) other, net expenditure increases of $0.1 million.

Nine Months Ended September 30, 1998 to 1997

Operating income for the nine months ended September 30, 1998 was affected by positive profit contributions in comparison to 1997 on a per mile basis as follows: (a) restructuring charge of $3.0 million recorded in 1997 with no corresponding adjustment in 1998; (b) lower fuel costs of $3.2 million primarily due to a reduction in the per gallon cost of fuel; (c) lower claims and insurance costs of $1.8 million as a result of favorable accident and claims experience; and (d) lower fixed freight expenses of approximately $0.9 million relating to reduced personnel and administrative expenses.

Offsets to the positive profit contribution variances impacting operating income for the nine months ended September 30, 1998 compared to 1997 resulted from: (a) higher driver and lease operator costs of $4.1 million due to an increase in driver compensation rates, lease operator miles of 3.3 million, and higher driver recruiting and advertising expenses; (b) higher maintenance charges of $1.3 million resulting from an increase in the overall age of the tractor fleet; (c) higher escort and permit charges of $1.3 million; (d) non-recurring charge of $.4 million for a separation and consulting agreement; (e) severance provision of $.4 million pertaining to the reduction of certain administrative personnel; (f) loss provision on early disposal of revenue equipment of $.5 million; and (g) other, net expenditure increases of $1.9 million.

Operating income (loss) between the periods includes the following (in thousands):


                            Three Months Ended  Nine Months Ended
                              September 30,       September 30,
   Market                     1998       1997        1998       1997

   Heavy Haul (a)          $ 2,431      2,550       5,919      5,446
   Secured Materials (b)      (474 )    1,014       1,019      4,985
   Logistics                    12        108         235        308
 Restructuring and non-
   recurring charges          (350 )        -       (752 )   (3,000 )
          Operating income $ 1,619      3,672       6,421      7,739
 Operating expense ratio
   (c)                        97.8 %     95.3 %      97.1 %     96.7 %


   (a) Includes Commercial Flatbed results as if the consolidation into Heavy Haul occurred as of January 1, 1997. The operating loss for the Commercial Flatbed market amounted to $.5 million during the third quarter of 1997 and $2.0 million for the nine months ended September 30, 1997.

   (b) Includes a $450,000 provision relating to the early disposal of identified tractors and trailers.

   (c) The operating ratio represents operating expenses as a percentage of operating revenue.

Operating and Other Expenses

Total operating expenses were approximately $73.6 million for the three months ended September 30, 1998 and $218.1 million for the nine months ended September 30, 1998 compared to $74.8 million for the three months ended September 30, 1997 and $229.8 million for the nine months ended September 30, 1997. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits increased 2.5% and 2.4% of revenue from the quarter and nine-month period ended September 30, 1997 to the corresponding periods in 1998, respectively. The increases are primarily due to driver compensation increases.

Operating supplies decreased .8% and .7% of revenue from the quarter and nine-month period ended September 30, 1997 to the corresponding periods in 1998, respectively. The improvement resulted from reduced fuel expenditures partially offset by an increase in maintenance expenses due to the increasing age of the tractor fleet.

Contractor equipment expenses increased by 2.1% of revenue for the quarter ended September 30, 1998 to 1997, and 1.9% of revenue for the nine months ended September 30, 1998 to 1997. The percentage of revenue fluctuations is attributable to an overall increase in lease operator rates and miles.

Brokerage expenses decreased 2.6% and 2.5% of revenue from the quarter and nine month period ended September 30, 1998 to 1997 consistent with the decline in brokerage revenue of $2.7 million and $5.0 million for the quarter and nine month period ended September 1998 to 1997, respectively.

Claims and insurance costs decreased by .5% of revenue for the quarter and nine months ended September 30, 1998 to 1997 as a result of favorable accident and claims experience trends in 1998.

Income tax expense (benefit) was based upon an effective tax rate of 35% for the three months ended September 30, 1998 and 1997.
The effective tax rate for the nine months ended September 30, 1998 was 35% compared to 30% in 1997.

Liquidity and Capital Resources

Net cash provided by operating activities was $16.0 million in 1998 compared to $25.7 million in 1997. The decrease is primarily due to lower operating income, net of the restructuring and non-recurring charges, and reduced gross collection amounts on accounts receivable due to lower sales. The accounts receivable turnover improved to 48 days in 1998 compared to 51 days in 1997.

Net cash provided by investing activities was $7.1 million in 1998 compared to $9.4 million in 1997. The decrease in investing activity cash is primarily attributed to an increase in purchases of property and equipment.

Net cash used in financing activities was $28.5 million in 1998 compared to $26.7 million in 1997. The increase in cash used in financing activities related to net borrowings under the Company's revolving credit line of $.2 million in 1998 versus net repayments under the credit line of $14.4 million in 1997.
Furthermore, the Company repaid long-term debt, capital lease obligations, and note payments of approximately $17.5 million in 1998 compared to $12.1 million in 1997. Additionally, the Company repurchased and retired $9.5 million of its senior subordinated notes at a pre-tax gain of $2.4 million in 1998.

Capital Requirements

The Company estimates 1998 capital expenditures for tractor and trailer equipment of approximately $37 million, net of $2.5 million from the sale of replaced equipment. The Company has obtained finance commitments for its needs during 1998. In addition, residual obligations of approximately $4.7 million primarily relating to certain capital lease obligations will mature in the next twelve months, and the Company will have the option to either purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

The Company believes that it will be able to meet its on-going capital requirements, scheduled principal payments and working capital needs from cash flow from operations, availability under its working capital line, proceeds from the sale of equipment and additional borrowing commitments. The Company also has additional borrowing capacity supported by unencumbered tangible assets.

Year 2000 Computer Update

The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has assessed the potential impact of the Year 2000 to its internal computer systems. In the Company's AIX-based operating environment, all dates are converted to a five-digit number, which is a count of the number of days since December 31, 1969. Furthermore, the system interprets all dates as future year rather than a prior year, thus Year 2000 will not be interpreted as 1900.

During the Second Quarter of 1998, the Company conducted testing of the Company's core freight, administrative and management computer systems. The Company structured a series of tests that were performed to verify that its systems are fully Year 2000 compliant. Preliminary test results indicate that the Company is on track towards having addressed the Year 2000 issue by the end of the Fourth Quarter of 1998. However, the test results have not yet been evaluated by an independent party as of the Third Quarter of 1998.

The Company is also concerned about its computer interface with certain suppliers and customers and will take steps to isolate Company systems from Year 2000 problems arising from such interfaces, but cannot predict the compliance of those other systems. Because of this risk, the Company has requested its primary suppliers to certify that their systems either are now or will be Year 2000 compliant by third quarter 1999. Through
September 30, 1998, approximately 95% of the Company's primary suppliers have responded positively to the Company's certification request.

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

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately 2.3 million gallons or approximately 35% of the Company's estimated usage during each of the fourth quarter of 1998 and the first and fourth quarter of 1999. The Company recognizes an expense or benefit on these agreements in the period in which the fuel is used.

Item 6.   Exhibits and Reports on Form 8-K



     A.   Exhibits

          The following exhibits are filed as part of this report:

          Designation         Nature of Exhibit

               11   Computation of Basic and Diluted earnings (loss) per share

               10.1 Revolving Line of Credit Facility with CIT - Second
                              Amendment


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




                           TRISM, INC.


                                      By:/s/Edward L. McCormick
                                         Edward L. McCormick
                                         Director, President and
                                         Chief Executive Officer




                                      By:/s/James G. Overley
                                         James G. Overley

Senior Vice President
                                         of Finance, Chief
                                         Financial Officer and
                                         Treasurer










Date:     November 16, 1998

                           TRISM, INC.



                          Exhibit Index


Exhibit Number           Description                 Page Number

11         Computation of basic and diluted earnings         16
           Per common share

10.1 Revolving Line of Credit Facility with
           CIT - Second Amendment                             17

                                                      EXHIBIT  11

                           TRISM, INC.
   Computation of Basic and Diluted Earnings Per Common Share
       (In thousands, except per share amounts, unaudited)

                            Three Months Ended   Nine Months Ended
                              September 30,        September 30,
                              1998       1997        1998       1997

 Income (loss) before
   extraordinary item      $(1,329 )      146     (3,072 )   (2,363 )

 Extraordinary item, gain
   on extinguishment of
   debt, net of income
   taxes of $841
                             1,563         -      1,563         -

   Net earnings (loss)     $   233        146      (1,509 )   (2,363 )

   Weighted average number
   of shares

     Basic:
 Average common shares
   outstanding               5,719     5,737      5,719     5,737

     Diluted:
 Average common shares
   outstanding               5,719     5,737      5,719     5,737
 Common share equivalents
   resulting from assumed
   exercise of stock
   options
                                 -         -          -         -
                             5,719      5,737       5,719      5,737

   Basic Earnings (loss)
   per share:

   Income (loss) before
   extraordinary item         (.23 )      .03       (.53 )     (.41 )
      Extraordinary item       .27          -         .27          -
    Net earnings (loss)    $   .04        .03        (.26 )     (.41 )

   Diluted Earnings (loss)
   per share:

   Income (loss) before
   extraordinary item         (.23 )      .03       (.53 )     (.41 )
      Extraordinary item       .27          -         .27          -
      Net earnings (loss)  $   .04        .03        (.26 )     (.41 )


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

                                                     Exhibit 10.1
                           TRISM, INC.
                       SECOND AMENDMENT TO
                   LOAN AND SECURITY AGREEMENT

     This SECOND AMENDMENT TO LOAN AND SECURITY AGREEMENT (the "Amendment") is made and entered into as of August 12, 1998, by and among TRISM, INC. and certain of its subsidiaries (collectively referred to herein as the "Borrowers"), the lenders whose signatures appear below, together with the other lenders, if any, party to the Agreement (hereinafter defined) from time to time (collectively referred to herein as the "Lenders"), and THE CIT GROUP/BUSINESS CREDIT, INC., in both of its capacities under the Agreement, as the agent and as a Lender ("CIT").

     For the purpose of conforming the same to the intention of the parties and for other value received, it is hereby agreed that that certain Loan and Security Agreement, dated July 14, 1997, (as amended, the "Agreement"), among Borrowers, Lenders and CIT, shall be amended and modified in the following particulars:

     1. Capitalized terms, as used herein, if not otherwise defined herein, shall have the respective meanings set forth in the Agreement.

     2. The definitions of "Operating Lease Obligations" and "Total Liabilities" in Section 1.1 of the Agreement are hereby amended by striking such definitions and inserting in lieu thereof the following:

          "Operating Lease Obligations" means the aggregate amount of all obligations under all Operating Leases of the Borrower and any of its Subsidiaries as of the end of any relevant fiscal period, where such obligations, with respect to any such Operating Lease, are in an amount equal to the sum of the following, in each case discounted to present value using the implicit interest rate embedded in such Operating Lease: (a) the monthly lease payment under such Operating Lease multiplied by the number of months then remaining in the term of such Operating Lease plus (b) the amount of any optional or mandatory residual payment due at the end of the term of such Operating lease upon payment of which such Borrower will acquire the asset(s) subject to such Operating Lease.

          "Total Liabilities" means, as at the end of any relevant fiscal period, the sum of (a) the Liabilities reflected on the Consolidated Balance Sheet as of such date and (b) the aggregate amount of all Operating Lease Obligations of Borrower and all of its Subsidiaries as of such date.

     3. Section 11.1 of the Agreement is hereby amended by deleting therefrom subsection (c) and inserting in lieu thereof the following new subsection (c):

          "(c) Maximum Leverage Ratio. Upon and after the event of an Availability Shortfall, the Borrowers shall not permit its Leverage Ratio at any time (i) through and including the month ended June 30, 1998, to exceed 8.75 to 1.00, and (ii) at all times thereafter, to exceed
          12.00 to 1.00."

     4. Borrowers agree to pay to Agent, for the benefit of the Lenders, an amendment fee of $2,500, and Borrowers further agree that Agent may charge such fee to Borrowers' loan account under the Agreement immediately upon the execution and delivery hereof.

     5. From and after the date hereof the Agreement shall be deemed to mean the Agreement, as amended hereby.

     6. Each Borrower hereby reaffirms each of the agreements, covenants, and undertakings set forth in the Agreement and each and every other agreement, instrument and document executed in connection therewith or pursuant thereto as if such Borrower were making said agreements, covenants and undertakings on the date hereof.

     7. This Amendment represents a modification only and is not, and should not be construed as, a novation.

     8. Except as hereinabove set forth, the Agreement shall remain otherwise unmodified and in full force and effect, and all other documents, instruments and agreements executed in connection therewith or pursuant thereto shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment under hand and seal as of the date first above written.

                    BORROWERS:
                    TRISM, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM SECURED TRANSPORTATION, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRI-STATE MOTOR TRANSIT CO.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    AERO BODY AND TRUCK EQUIPMENT, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRI-STATE TRANSPORTATION SERVICES, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    DIABLO SYSTEMS, INCORPORATED d/b/a/
                    DIABLO TRANSPORTATION, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    EMERALD LEASING, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    McGIL SPECIAL SERVICES, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM EASTERN, INC. c/b/a/
                    C.I. WHITTEN TRANSFER
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM HEAVY HAUL, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM SPECIALIZED CARRIERS, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM SPECIAL SERVICES, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    E.L. POWELL & SONS TRUCKING CO., INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM TRANSPORT, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM TRANSPORT SERVICES, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer

                    TRISM LOGISTICS, INC.
                    By:  James G. Overley
                    Title:  Senior Vice President of Finance,
                    Chief Financial Officer and Treasurer


                    LENDERS:
                    THE CIT GROUP/BUSINESS CREDIT, INC.
                    By:  Dean Chakalos
                    Title:  Vice President

                    FLEET CAPITAL CORPORATION
                    By:  Ralph J. Infante
                    Title:  Vice President

                    FINOVA CAPITAL CORPORATION
                    By:  Brian Rujawitz
                    Title:  Assistant Vice President


                    AGENT:
                    THE CIT GROUP BUSINESS CREDIT, INC.
                    By:  Dean Chakalos
                    Title:  Vice President