Form 10-K405
period 1998-12-31
TRISM INC /DE/
filed 1999-03-30
CIK 914480

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K

(Mark One)

[ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934     (Fee Required)

       For the fiscal year ended December 31, 1998

                                   or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934    (No Fee Required)

     For the transition period from   _____________   to _______________

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

   Common Stock, $.01 par value             Nasdaq National Market

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

                              [ X ] Yes      [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.    [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on NASDAQ on March 17, 1999 was $7,482,730.

As of March 17, 1999, 5,702,137 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of TRISM, Inc.'s proxy statement, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.


                          Page 1 of 44 Pages

                   Exhibit Index located on page 40.

                           TABLE OF CONTENTS

          ITEM                                                         PAGE

PART I.   1.    Business                                                 3
          2.    Properties                                               7
          3.    Legal Proceedings                                        7
          4.    Submission of Matters to a Vote of
                  Security Holders                                       7

PART II.  5.    Market for the Registrant's Common Equity
                  And Related Stockholder Matters                        8
          6.    Selected Financial Data and Operating Statistics         9
          7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10
          8.    Financial Statements and Supplementary Data             19
          9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   38

PART III. 10.   Directors and Executive Officers of the Registrant      39
          11.   Executive Compensation                                  39
          12.   Security Ownership of Certain Beneficial
                  Owners and Management                                 39
          13.   Certain Relationships and Related Transactions          39

PART IV.  14.   Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                   39

                Exhibit Index                                           40

                                PART I.

ITEM 1. Business

Overview

TRISM, Inc. (the "Company"), a Delaware corporation, entered the transportation business in January 1990 with the acquisition of Tri-State Motor Transit Co. The Company's operations include a group of carriers specializing in the transportation of heavy machinery and equipment and over-dimensional commodities (Heavy Haul), hazardous waste, explosives and radioactive materials (Secured Materials), building materials, lumber, steel and metal products (Commercial Flatbed), and a contract logistics provider (Logistics). The Company conducts these operations principally through Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), C.I. Whitten Transfer ("CIW"), Trism Transport Services, Inc. ("TTSI"), and Trism Logistics, Inc. ("TLI"). The Company completed strategic acquisitions through August 1996 in order to increase market share, expand the geographic scope of its operations, and obtain lane density in the heavy machinery, munitions, and hazardous waste sectors of its operations.

As a result of continued losses in the Commercial Flatbed market during 1996, the Company elected to exit this market by closing down component operations of TTSI, and recorded a charge of $4.1 million against 1996 operating results to reflect the write-off of the net book value of goodwill associated with this acquisition. The Company consolidated remaining operations of the Commercial Flatbed market into Heavy Haul in October 1997.


Heavy Haul

TSC, the Company's largest segment, specializes in the transportation of over-sized and over-dimensional loads throughout the United States, Canada, and Mexico. The largest markets for Heavy Haul are manufacturers of large machinery and equipment, suppliers and contractors to industrial and public construction, importers of industrial durable goods and the U.S. Government. Also, the Company entered the Super Heavy Haul market in 1997 through its strategic alliance with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation, which generated approximately $4.2 million in operating revenues in 1998. The Super Heavy Haul market allows for the transportation of freight in excess of 80 tons up to 10,000 tons. The Heavy Haul segment data was restated to include the operating results of the Commercial Flatbed market, which included related revenues of $15 million and $34 million for years ended December 31, 1997 and 1996.

The following table includes Heavy Haul's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:

                                          1998         1997         1996

     Revenue (in thousands)             $203,172     $208,479     $214,715
     Percent of Company revenue               67%          64%          67%


Secured Materials

The Secured Materials segment is characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military munitions, commercial explosives, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the United States government and various governmental agencies, waste generators, and environmental clean-up firms.

TSMT, Diablo and CIW service customers in the munitions and explosives market and are collectively the largest transporters of Department of Defense munitions in the continental United States. TSMT and CIW operate throughout the continental United States whereas Diablo's market focus is primarily in the western regions of the United States.

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

The following table includes Secured Material's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:

                                       1998          1997        1996

     Revenue (in thousands)          $ 92,113     $104,893     $ 97,930
     Percent of Company revenue            31%          32%          31%


Logistics

In March 1995, the Company acquired Kavanagh & Associates, Inc., renamed Trism Logistics, Inc. ("TLI") in 1997, a logistics firm specializing in the management of freight by truck (particularly in the hazardous waste market). TLI's client base includes engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies. In September of 1998, TLI began operations to provide logistics services to the rail industry through its intermodal division.

The following table includes TLI's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:

                                     1998          1997         1996

     Revenue (in thousands)        $  7,178     $ 11,564     $   6,090
     Percent of Company revenue           2%           4%            2%


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

Nationwide Coordination of Operations

The Company's coordinated nationwide operations, and careful compliance by the Company's drivers and field personnel, along with a synchronized network load plan are key elements in its strategy. In order to minimize down time and to reduce empty miles, the Company coordinates its nationwide operations by utilizing systems designed to match driver and equipment availability to customer and geographic demand. As part of this process, the Company has equipped substantially all of its tractors with satellite communications equipment that enables the Company's drivers and dispatchers to communicate with each other at any time regardless of where a tractor is in the continental United States. This system enables the Company to provide its customers with current information on the location and status of cargo while in transit.

Specialized Operating Capabilities and Equipment

The generally Company has the capability of handling all of an individual shipper's freight in the Company's niche markets. The Company's operating capabilities include a variety of specialized equipment, regulatory permits and compliance expertise, satellite communications and technology, specialized terminals including segregated munitions storage areas, and driver selectivity and training. The Company owns 29 types of trailers in order to meet the specialized needs of shippers. Because of the number and variety of trailers in the Company's fleet, the Company is able to accommodate large nationwide shippers' needs on a timely basis. The breadth of these equipment options is an integral part of the Company's position with its major customers.

Seasonality

The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are significantly lower than the quarters ending in June and September due to reduced shipments and higher operating costs as a percentage of revenues in the winter months.

Customers

The Company's largest customer is the United States government (principally the Department of Defense) which accounted for approximately 15 percent of consolidated revenues in 1998. The remainder of the Company's customer base is diversified in terms of customer concentration, industry and geography, none of which accounted for more than 5 percent of the Company's consolidated revenues.

Employees

At December 31, 1998, the Company had 2,504 employees of whom 1,766 were drivers. Like other trucking operations, the Company experiences a high turnover rate (approximately 99% for 1998) of its Company-employed drivers and contract operators.

Risk Management and Insurance

The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation, and cargo loss and damage. The Company maintains insurance against these risks, and is subject to liability for deductibles with regard to personal injury and property damage and self-insured retention with regard to workers' compensation under the insurance policies. The Company currently maintains liability insurance for bodily injury and property damage. The current deductible for bodily injury and property damage is $500,000 per occurrence plus the satisfaction of an additional $750,000 deductible per year for claims which exceed $500,000. The Company is a qualified workers' compensation self-insurer in the State of Missouri where most of its drivers are domiciled, with losses in excess of $500,000 insured by an excess workers' compensation policy. In all other states statutory workers' compensation insurance is maintained with a deductible of $500,000 loss limit per occurrence to the Company. The Company has issued standby letters of credit in the amount of $11.2 million and collateralized an additional $0.8 million in the form of restricted deposits at December 31, 1998, to secure its self-insured and deductible insurance programs.

The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain of the shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance with a current deductible of $100,000 per occurrence. In addition to following Department of Transportation ("DOT") regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

Safety

The Company employs safety specialists and maintains safety programs designed to meet its specific needs. In addition, the Company employs specialists to perform compliance checks and to conduct safety tests throughout the Company's operations. The Company conducts a number of safety programs designed to promote compliance with rules and regulations and to reduce accidents and cargo claims. These programs include an ongoing Substance Abuse Prevention Program, driver safety meetings, distribution of safety bulletins to drivers, and participation in national safety associations.


Fuel Availability and Cost

The Company's fuel requirements are met by commercial fuel stops. The Company has entered into agreements with national truckstop chains that provide for discounts on fuel. The Company may, from time to time, enter into the forward purchases of fuel for delivery through its truckstop network for up to 40 percent of its monthly usage. The Company believes that a portion of any increase in fuel costs or fuel taxes generally would be recoverable from its customers in the form of higher rates although a time lag could occur in implementing and collecting these costs.

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

The trucking industry has been substantially deregulated since the Motor Carrier Act of 1980. Although the Company is still subject to the regulatory powers of the DOT (which has assumed the trucking regulation responsibilities from the Interstate Commerce Commission), as are all interstate common carriers by motor vehicle, many of the previous regulatory barriers for entry into the trucking business have been eased. Further, as a result of deregulation, operating authorities for handling commodities in individual states are more easily obtained by new and existing carriers, and certain restrictions on transportation have been eased.

The DOT sets safety and equipment standards, as well as hours of service regulations for drivers. Federal, state and local governments regulate the transportation of hazardous waste and hazardous materials. Generally, certain procedures must be followed, pre-notifications given, and permits obtained when transporting these materials.

Environmental Matters

The Company's operations as well as those of its competitors are subject to extensive federal, state and local environmental regulations. In order to comply with such regulations and to be consistent with the Company's corporate environmental policy, normal operating procedures include practices to protect the environment. Amounts expended relating to such practices are part of the normal day-to-day costs of the Company's business operations.

ITEM 2. Properties

Facilities

The Company owns executive and administrative offices in Kennesaw, Georgia and Joplin, Missouri, which are the Company's principal operational headquarters. These facilities provide sufficient space for the Company to coordinate its nationwide operations.

As of December 31, 1998, the Company owned 14 terminals and leased 45 terminals. These terminals are strategically located in 28 states throughout the United States. From these terminals, the Company caters to service-sensitive customers transporting cargo in truckload quantities to single destinations throughout the continental United States and Canada. The Company arranges for shipments into Mexico primarily through agreements it maintains with Mexican trucking companies.


Revenue Equipment and Maintenance

The Company utilizes a wide range of specialized equipment designed to meet its customers' varied transportation requirements which distinguishes the Company from many other large truckload carriers.
To meet its customers' specialized needs, the Company's trailer fleet consists of 29 types of trailers, including closed vans, flat beds, drop frames, double drops, extendibles, low-boy and dromedary trailers.

The Company's policy is to replace tractors on a four to five year cycle. At December 31, 1998, the average age of the Company's tractor fleet was 2.7 years. The Company's policy is to replace trailers on a five to ten year cycle. At December 31, 1998, the average age of the Company's trailer fleet was 7.9 years.

TRISM operated  the following  tractors and  trailers at  December 31:

                                      1998        1997        1996
     Tractors:
       Owned (1)                       925       1,077       1,031
       Leased (1)                      787         788         982
       Independent contractors         244         177         161
                                     -----       -----       -----
          Total                      1,956       2,042       2,174
                                     =====       =====       =====
     Trailers:
       Owned (1)                     4,161       4,438       4,504
       Leased (1)                      216         217         302
                                     -----       -----       -----
          Total                      4,377       4,655       4,806
                                     =====       =====       =====

(1) Operated by Company-employed drivers.


ITEM 3. Legal Proceedings

The information required by this item is included in Item 7 and Note 8 of the Notes to the Company's Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                               PART II.

ITEM 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters

The Company's common stock, believed to be owned by more than 400 beneficial stockholders as of December 31, 1998, is traded on the National Association of Securities Dealers Automated Quotation
National Market System (NASDAQ) under the symbol "TRSM."

The following table sets forth the high and low closing sales prices for the Company's common stock as reported by NASDAQ for 1998 and 1997.

           1998                High           Low       Close

     First quarter             3 1/4          1 7/8     2 9/16

     Second quarter            2 11/16        1 7/8     2 9/16

     Third quarter             3 3/16         1         1 5/8

     Fourth quarter            1 7/8          1         1



           1997                High           Low       Close

     First quarter             4 3/8          2         3 1/8

     Second quarter            4 1/2          2 1/4     4 1/2

     Third quarter             5 1/2          3 1/4     3 9/16

     Fourth quarter            4 1/4          2 1/4     3 1/4


The Company has never paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors. Furthermore, the Senior Subordinated Notes have convenants that restrict the payment of dividends. See Note 4 of the Notes to the Company's Consolidated Financial Statements.

ITEM 6. Selected Financial Data and Operating Statistics

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and related notes. The selected financial data for each of the five years for the period ended December 31, 1998 was derived from the Company's audited consolidated financial statements.


                                                  1998         1997       1996          1995       1994
                                                       (In thousands, except per share amounts)
Selected financial data
For the year:
Revenues                                       $ 291,631     309,880    310,033       268,444    225,191
Operating income (a)                               6,274       6,915      5,082        19,593     19,401
(Loss) income before extraordinary items          (9,008)     (5,605)    (6,598)        3,874      4,781
Extraordinary gain (loss), net of tax (b)          1,563           -          -             -       (231)
                                               ----------    ---------  --------      --------   --------
Net (loss) earnings                            $  (7,445)     (5,605)    (6,598)        3,874      4,550
                                               ==========    =========  ========      ========   ========
Basic (loss) earnings per share:
   (Loss) earnings before extraordinary
   items                                       $   (1.58)       (.98)     (1.15)          .67        .81
   Extraordinary gain (loss)                         .28           -          -             -       (.04)
                                               ----------    ---------  --------      --------   --------
   Basic (loss) earnings per share             $   (1.30)       (.98)     (1.15)          .67        .77
                                               ==========    =========  ========      ========   ========

Number of shares used in computation of
  (loss) earnings per share                        5,714       5,737      5,735         5,759      5,638

At year end:
Total assets                                   $ 213,952     218,824    232,497       218,771    208,001
Long-term obligations                          $ 162,290     157,554    163,223       137,647    139,711
Stockholders' equity                           $  15,799      23,145     28,750        35,107     32,206
Common shares outstanding                          5,714       5,737      5,737         5,733      5,879
Net book value per share                       $    2.77        4.03       5.01          6.12       5.48

Selected operating data
For the year:
Operating ratio (a) (c)                             97.8%       97.8%      98.4%         92.7%      91.4%
Revenue per loaded mile (d)                    $    1.77        1.74       1.69          1.71       1.73
Revenue per total mile (d)                     $    1.47        1.47       1.40          1.41       1.45
Load factor (e)                                     83.1%       84.2%      82.9%         82.4%      84.0%
Daily revenue per tractor (f)                  $     534         547        505           527        555
Average length of haul in miles (g)                  926         880        819           900        953
Total loads (000's)                                  163         182        196           160        128
Total tractor miles (000's)                      181,702     189,696    198,333       174,583    145,262


                                 1998      1997      1996      1995     1994
Weighted average number of:
     Employees (h)
          Drivers               2,048     2,257     2,173     1,920    1,630
          Mechanics               167       131       168       144      148
          Other                   618       695       758       688      622
Tractors (i)                    2,014     2,065     2,220     1,893    1,522

Ratio of average tractors to
  non-driver employees            2.6       2.5       2.4       2.3      2.0


---------------


(a)Includes restructuring charges of $3.2 million for the year ended December 31, 1997 and the write-off of the unamortized goodwill of $4.1 million associated with TTSI for the year ended December 31, 1996.
(b)The Company recorded an extraordinary gain and loss related to the early extinguishment of debt during the years ended December 31, 1998 and 1994, respectively.
(c)Operating ratio represents operating expenses as a percentage of revenues.
(d)Freight revenues exclude brokerage and other revenues.
(e)Load factor represents loaded miles as a percentage of total book miles.
(f)Based on weighted average number of tractors during the period.
(g)Calculated as the average distance from origin to the destination of the shipments.
(h)Includes part-time employees.
(i)Includes the monthly average of owned, leased and independent contractor units.

---------------


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements in Items 1, 3, 6, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to grow revenues and increase operational efficiency, its anticipated liquidity and capital requirements, and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the expenses associated with and the availability of drivers and fuel, as well as certain other risks described above in this Item and in Item 1 in "Business". Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K. The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's consolidated financial statements and related notes.

The following tables set forth certain financial information and operating data for the three years ended December 31:


                                                                         1998         1997
Percentage of Revenue Basis:                1998     1997      1996    to 1997      to 1996
                                                                       Variance    Variance

Operating Revenue:                          100.0   100.0     100.0         -          -

Operating Expenses:
 Salaries, wages and fringe benefits         38.1    36.5      36.8       1.6       (0.3)

 Operating supplies and expenses             14.0    15.0      15.0      (1.0)         -
 Operating taxes and licenses                 9.2     8.9       9.3       0.3       (0.4)
 Contractor equipment                         8.0     5.9       6.0       2.1       (0.1)
 Brokerage carrier expense                    6.7     8.6       8.3      (1.9)       0.3
 Depreciation and amortization                6.6     6.1       6.3       0.5       (0.2)
 General supplies and expenses                5.0     5.4       5.8      (0.4)      (0.4)
 Revenue equipment rents                      4.6     4.7       4.4      (0.1)       0.3
 Claims and insurance                         3.3     3.7       3.2      (0.4)       0.5
 Communications and utilities                 1.7     1.7       1.9       0.0       (0.2)
 Loss on disposition of assets                0.3     0.3       0.1       0.0        0.2
 Restructuring and
  non-recurring expenses                      0.3     1.0         -      (0.7)       1.0
   Write-down of goodwill                       -       -       1.3       0.0       (1.3)
     Total operating expenses                97.8    97.8      98.4         -       (0.6)

Income from operations                        2.2     2.2       1.6         -        0.6

Interest expense, net                         4.8     4.6       4.6       0.2          -

Other expense, net                            0.3     0.2       0.2       0.1          -

(Loss) income before income tax              (2.9)   (2.6)     (3.2)     (0.3)       0.6
  benefit and extraordinary item

Income tax (benefit) expense                  0.2    (0.8)     (1.1)      1.0        0.3

(Loss) income before extraordinary item      (3.1)   (1.8)     (2.1)     (1.3)       0.3


Extraordinary gain on extinguishment
  of debt, net of income taxes of
  $841                                        0.5       -         -       0.5          -

     Net (loss) earnings                     (2.6)   (1.8)     (2.1)     (0.8)       0.3




Pertinent financial and operating data is summarized in Selected
Financial Data and Operating Statistics on page 9 of this document.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Overview and Outlook for 1999

Operating revenue was approximately $291.6 million in 1998 compared to $309.9 million in 1997. Operating income for 1998 was approximately $6.3 million compared to $6.9 million in 1997. The net loss for 1998 was $7.4 million ($1.30 per share) compared to a net loss of $5.6 million ($.98 per share) in 1997. The results for 1998 include a gain on the extinguishment of debt of $1.6 million, non-recurring charges of $0.8 million, and a charge to fully reserve for future net operating loss carryforward benefits of $3.4 million. The 1997 operating results contain a restructuring charge of $3.2 million.

The Company's performance in 1998 was limited by a more competitive freight market at Secured Materials, increased costs associated with attracting and retaining qualified drivers, lower asset productivity, and a lower percentage of loaded miles to total miles. The Company's initiatives for 1999 are directed at improving each of these factors while also focusing on achieving revenue growth in each of its specialized freight niches.


Operating Revenue

Operating revenue for 1998 decreased $18.2 million, or 5.9%, from 1997
to 1998 and decreased $153,000, or 0.1%, from 1996 to 1997.   Revenue
per total mile amounted to $1.47, $1.47 and $1.40 in 1998, 1997 and 1996, respectively. Total miles driven amounted to approximately
181.7 million miles in 1998, 189.7 million miles in 1997, and 198.3 million miles in 1996. Operating revenues between periods includes the following (in thousands):

   Segment                             1998        1997          1996

   Heavy Haul                     $   203,172      208,479      214,715
   Secured Materials                   92,113      104,893       97,930
   Logistics                            7,178       11,564        6,090
   Intersegment eliminations          (10,832)     (15,056)      (8,702)
                                  ------------     --------     --------
                                  $   291,631      309,880      310,033
                                  ============     ========     ========

1998 Compared to 1997

Operating revenues declined by $18.2 million from 1997 to 1998. Heavy Haul's operating revenues were negatively impacted as a result of the Company's exit from the Commercial Flatbed market resulting in a decrease of approximately $15 million from 1997; however, this was partially offset from Heavy Haul's increased revenue from ongoing operations of approximately $9.7 million. Additionally, operating revenues declined at Secured Materials due to increased competitive market conditions in the military munitions market, a reduced number of available military munitions shipments, and fragmentation within the hazardous waste markets from a national market to a regional market. Consolidated revenues were also negatively impacted by a lower than expected ratio of active to total tractors caused by a more competitive driver market. Finally, Logistics revenues declined by $4.5 million due to a loss of contracts. The Company entered the Super Heavy Haul market in early 1997 through its strategic alliance with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation. Revenues for 1998 associated with Super Heavy Haul were $4.2 million.

1997 Compared to 1996

Operating revenues were adversely impacted due to a lower than expected ratio of active tractor capacity to total tractor capacity caused by a shortage of drivers, which left approximately 10% of the Company's tractor fleet idle in the third and fourth quarters of 1997.

Operating revenues were also negatively impacted as a result of the Company's exit from the Commercial Flatbed market resulting in decreased operating revenues of approximately $19.2 million and increased reliance on intersegment revenue of approximately $2.6 million in 1997 offset by revenue gains in the Heavy Haul, Secured Materials and Logistics segments.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Income

Operating income between the periods includes the following (in thousands):

   Segment                       1998          1997         1996

   Heavy Haul                   $ 6,254        4,762        6,135
   Secured Materials                458        5,027        3,199
   Logistics                        314          353         (190)
   Restructuring charge            (752)      (3,227)           -
   Write-down of goodwill             -            -       (4,062)
                                -------        ------      -------
                                $ 6,274        6,915        5,082
                                =======        ======      =======

Operating income decreased $0.6 million in 1998 as compared to 1997 and increased $1.8 million in 1997 as compared to 1996. The operating expense ratio was 97.8%, 97.8%, and 98.4% in 1998, 1997, and 1996, respectively.

1998 Compared to 1997

The decline in operating performance in 1998 was primarily a result of a more competitive and changing market at Secured Materials, increased costs of attracting and retaining qualified drivers, lower asset productivity and a lower percentage of loaded miles to total miles. These factors were partially offset in 1998 by elimination of Commercial Flatbed operating losses and a reduction in fuel, insurance and fixed freight operating costs.

Heavy Haul's operating income decreased by approximately $1.0 million from 1997 to 1998 primarily resulting from low tractor productivity caused by tractors without drivers. Additionally, the percentage of loaded miles to total miles also declined from 1997 to 1998. Furthermore, operating income in 1997 includes an operating loss of approximately
$2.5 million relating to the Commercial Flatbed market.

Secured Materials operating income declined approximately $5.3 million from 1997 to 1998. The decline in profitability resulted from lower revenues in the military munitions and hazardous waste markets, reduced freight rates due to competitive pressures and lower tractor productivity.

Logistics operating income remained relatively flat in 1998, despite a reduction in revenues from 1997.

The Company reduced its fleet size from 2,042 in 1997 to 1,956 in 1998 to combat effects of a more competitive driver labor market. Accordingly, the Company recorded a provision for loss on sale of non-productive revenue equipment of $0.45 million in the third quarter of 1998. The Company has also increased its independent contractors from 177 in 1997 to 244 in 1998 to reduce the risk in the driver market.

1997 Compared to 1996

The improved operating results in 1997 for the Company were primarily driven by improved performance at Secured Materials and Logistics offset by lower results in Heavy Haul and the $3.2 million restructuring charge. Heavy Haul results were adversely impacted in 1997 as a result of absorbing the remaining operations of the Commercial Flatbed market in October 1997 and a general softening of the Heavy Haul market sector in the later part of the third and entire fourth quarter of 1997.

The overall improvement in Secured Materials is primarily due to improved conditions in the munitions market, implementation of a commercial explosives market initiative, and improved pricing in the environmental services market as a result of the 1996 acquisition of the Special Commodities Division of J. B. Hunt Transport, Inc.

Logistics operating income increased approximately $0.5 million from 1996 to 1997 primarily as a result of increased intersegment revenue related to the Secured Materials segment.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating and Other Expenses

Total operating expenses decreased $17.6 million from 1997 to 1998. Total operating expenses decreased $2.0 million from 1996 to 1997 after restructuring charges of $3.2 million. Operating expenses as a percentage of revenue were 97.8%, 97.8% and 98.4% in 1998, 1997, and 1996, respectively. The following expense categories increased or decreased significantly as a percentage of revenue between the periods indicated below:

1998 Compared to 1997

Salaries, wages and fringe benefits increased 1.6% from 1997 to 1998. The increase resulted from driver compensation increases implemented in 1998 to increase the Company's competitive position to attract and retain qualified drivers.

Operating supplies and expenses decreased $5.8 million or 1.0%, primarily as result of lower fuel prices that averaged $.99 a gallon in 1998 as compared to $1.14 in 1997, resulting in cost savings of approximately $3.8 million in 1998. These savings were partially offset by increased tractor maintenance expenditures of approximately $1.2 million due to an increase in the age of the tractor fleet.

Contractor equipment expenses increased by 2.1% from 1997 to 1998, attributable to an overall increase in the number of independent contractors, which increased from 177 in 1997 to 244 in 1998.

Brokerage carrier expense decreased to approximately 82.6% of brokerage revenue in 1998 as compared to 84% of brokerage revenue in 1997. Brokerage revenues declined by $7.6 million from 1997 to 1998.

Restructuring and non-recurring charges of approximately $0.8 million were recorded in 1998 as compared to $3.2 million in 1997.

Interest expense and other expenses were essentially flat between the periods.

Income tax expense for 1998 was $1.5 million due to establishing a valuation allowance relating to tax benefits associated with net operating loss carryforwards. In 1997 an income tax benefit was recorded of $2.5 million.

1997 Compared to 1996

Salaries, wages and fringe benefits decreased 0.3% from 1996 to 1997. The improvement resulted from a reduction in non-driver compensation as a result of the restructuring effort offset partially by driver compensation increases implemented in March 1997.

Operating supplies and expenses were relatively flat between 1996 and 1997. However, fuel prices in 1997 averaged $1.13 a gallon compared to $1.19 in 1996 resulting in a cost savings of approximately $3 million in 1997 offset by increased maintenance expenditures of approximately $2.3 million due to the increasing age of the tractor fleet.

General supplies and expenses decreased $1.2 million or 0.4% due to a reduction in driver motel and travel expenditures of approximately $0.6 million and reduced charges for building and equipment rental expenditures of $0.4 million primarily relating to the Company's restructuring efforts.

Goodwill charges decreased $4.1 million in 1997 as the Company recorded a provision for the write-down of TTSI goodwill in 1996.

Restructuring charges of approximately $3.2 million were recorded in 1997.

Interest expense and other expenses were essentially flat between the periods.

Income tax benefit for 1997 was $2.5 million compared to a benefit of $3.3 million in 1996 resulting in an effective tax rate of 30.3% and 33.3% in 1997 and 1996, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources

Overview of Company's Net Cash Flow Position in 1998 and Outlook for 1999

In 1998, the Company's overall net cash position was positively impacted by improvement in the accounts receivable cycle and cost containment strategies. In 1999, the Company anticipates continued improvement in the accounts receivable cycle over 1998 and the continued use of capital lease arrangements to finance revenue equipment replacements.

The Company intends to meet its on-going capital requirements, scheduled principal payments and working capital needs from cash flow from operations, availability under its working capital line and proceeds from the sale of equipment. The Company also has additional borrowing capacity supported by unencumbered tangible assets. However, if losses continue, the Company's liquidity could be negatively impacted, and its ability to attract capital could be limited.

Operating Activities

Net cash provided by operating activities was $15.6 million in 1998 compared to $27.8 million in 1997. The decrease is primarily due to lower income from operations, a decrease in accounts payable, and reduced gross collection amounts on accounts receivable due to lower sales. The accounts receivable turnover improved to 47 days in 1998 compared to 52 days in 1997.

Investing Activities

Net cash provided by investing activities was $7.7 million in 1998 compared to $8.6 million in 1997. The increase in sale proceeds from assets of $5.6 million in 1998 was offset by the decrease attributed to the proceeds of $7.3 million under certain sale-leaseback arrangements in 1997. The Company financed approximately $34.8 million of capital expenditures with capital leases in 1998.

Financing Activities

Net cash used in financing activities was $27.5 million in 1998 compared to $31.6 million in 1997. The decrease in cash from financing activities was partially offset by borrowings of $3.8 million under the Company's revolving credit line in 1998 versus net repayments under the credit line of $18.0 million in 1997. Furthermore, the Company repaid long-term debt of approximately $32.3 million in 1998 compared to $15.7 million in 1997.

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000, contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is collateralized by accounts receivable. On February 23, 1999, the Company amended the Facility to include a term loan in the amount of $2.8 million and utilized certain unencumbered trailers as collateral.

The Revolver also includes certain covenants applicable once funds available for borrowing less aggregate principal amount outstanding ("Availability") under the Revolver falls below $8 million for 10 consecutive business days. Availability under the Revolver was approximately $9.0 million at December 31, 1998, net of a reduction for outstanding letters of credit of approximately $11.2 million.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

Capital Requirements

The Company estimates 1999 net capital expenditures of approximately $20 million primarily related to the replacement of tractors and trailers. The Company estimates net proceeds from the sale of the replaced equipment to amount to approximately $1.9 million and believes it will be able to finance its needs during 1999. However, if losses continue, the Company's ability to attract capital could be limited, causing the Company to reduce its capital expenditures. In addition, residual obligations of approximately $4.0 million, primarily relating to certain capital lease obligations, will mature in 1999, and the Company will have the option to either purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

Maturity of the Senior Subordinated Notes

The Company has $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of December 31, 1998, which mature December 15, 2000. The Executive Committee of the Board of Directors and key management (the "Committee") have been mandated to evaluate the various options available to refinance the Notes and select the appropriate strategy to successfully execute a recapitalization plan.

Corporate Restructuring and Non-Recurring Expenses

In June 1998, the Company recorded a pre-tax charge of $0.4 million for a separation and consulting agreement with a former officer of the Company. Furthermore, in September 1998, the Company recorded a pre-tax severance provision of $0.35 million pertaining to the reduction of certain administrative personnel.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions, and reengineer business processes to reduce overhead and increase operational efficiency. The Company believed that the primary benefit of the restructuring would be reduced and/or contained expenditures for non-driver personnel and certain terminal costs that would improve the Company's future operating results, liquidity, and capital resources. During 1997, the Company recorded total charges of $3.2 million associated with the organizational restructuring.

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $43.9 million, $49.7 million and $52.5 million for the years ended December 31, 1998, 1997, and 1996, respectively, which represents 15 percent, 16 percent and 17 percent of total operating revenues for 1998, 1997, and 1996, respectively. There was no other single customer that exceeded 10 percent of operating revenues during this same period.

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

Contingencies, continued

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

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately 5.6 million gallons in 1999, including approximately 2.6 million gallons relating to the first quarter of 1999. The Company recognizes expenses or benefits on these agreements in the period in which the charge occurs.

Market Risk

The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and fuel forward purchase commitments.

Interest Rate Risk:

The fair value of the Company's cash and short-term investment portfolio at December 31, 1998 approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company has no material future earnings or cash flow expenses from changes in interest rates related to the senior subordinated notes or the Company's equipment obligations, as these long-term debt obligations have fixed rates. The fair value of the Company's long-term debt, including current maturities, was estimated to be $119 million at December 31, 1998, and was below the carrying value by $43 million. A hypothetical 10% increase in the interest rates on the Company's revolving credit facility long-term debt for a duration of one year would not have a material impact in 1999.

Commodity Price Risk:

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These forward purchase commitments have the effect of locking in for specified periods the price the Company will receive for the fuel volumes to which the forward purchase commitment relates. As a result, while these forward purchase commitments are structured to reduce the Company's exposure to increases in the price of fuel, they also limit the benefit the Company might otherwise have received from any price decreases associated with the fuel volumes. A hypothetical incremental decrease in fuel prices of 10% on the existing forward purchase commitments for the duration of 1999 would increase fuel expense by $0.6 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Year 2000 Position Statement

The Company has evaluated its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment and testing phase of the Year 2000 project is complete and included both information technology equipment and non-information technology equipment. Based on its assessment and testing, the Company determined that it's critical software, hardware and information technology equipment was in compliance with Year 2000 requirements. However, at December
31, 1998, the Company was approximately 95% complete in the modification or replacement of the non-information technology equipment requiring remediation. The Company expects such remediation to be completed by August 1999. The Company does not believe the effect of the Year 2000 is likely to have a material adverse impact. The total estimated cost of the Year 2000 project was not material and is being funded by operating cash flows.

The Company has also communicated with key suppliers and customers to determine their Year 2000 compliance and the extent to which the Company is vulnerable to any third-party Year 2000 issues. This program will be ongoing, and the Company's efforts with respect to specific problems identified will depend on its assessment of the risk. Most key suppliers and customers who have replied to the Company's inquiries indicated they expect to be Year 2000 compliant on a timely basis. There can be no assurance that there will not be an adverse effect on the Company if third parties do not make the necessary modifications to their systems in a timely manner. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

Where needed, the Company will establish contingency plans based on actual testing results and assessment of outside risks.

The costs of the Year 2000 issue and completion dates are based on management's best estimates which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans.

The above statement in its entirety is designated a Year 2000 readiness disclosure under the Year 2000 Information and Readiness Disclosure Act.


Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives are recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS 133 is not to be applied retroactively to financial statements of
prior periods.   The Company expects no material adverse effect on
consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 17.

ITEM 8.   Financial Statements and Supplementary Data

                                   TRISM, Inc.
                           Consolidated Balance Sheets
                        As of December 31, 1998 and 1997
                                 (In thousands)

                                                                          1998               1997
ASSETS
Current assets:
  Cash and cash equivalents                                           $    2,029             6,271
  Restricted cash and insurance deposits                                     847             1,010

Trade accounts receivable, net of allowance for doubtful
   accounts of $1,063 and $2,070                                          35,837            42,701
Other accounts receivable                                                  1,551             1,375
                                                                      -----------        ----------
        Total accounts receivable                                         37,388            44,076


Materials and supplies                                                     1,389             1,643
Prepaid expenses                                                          18,795            18,418
Deferred income taxes                                                      3,901             3,789
                                                                      -----------        ----------
        Total current assets                                              64,349            75,207
                                                                      -----------        ----------
Property and equipment, at cost                                          193,953           184,232
Less:  Accumulated depreciation and amortization                         (64,775)          (62,428)
                                                                      -----------        ----------
        Net property and equipment                                       129,178           121,804

Intangibles and other, net of accumulated amortization of $7,257
  and $5,821                                                              19,624            20,806
Other assets                                                                 801             1,007
                                                                      -----------        ----------
        Total assets                                                  $  213,952           218,824
                                                                      ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    7,206            11,859
  Bank overdraft                                                           5,642             4,796
  Accrued expenses and insurance reserves                                 12,412            13,733
  Current maturities of long-term debt:
      Principal payments                                                  13,857            13,025
      Residual obligations on equipment debt                               4,014             8,696
                                                                      -----------        ----------
        Total current liabilities                                         43,131            52,109
                                                                      -----------        ----------
Long-term debt, less current maturities                                  144,419           135,833
Insurance reserves                                                         6,702             5,423
Deferred income taxes                                                      3,901             2,314
                                                                      -----------        ----------
        Total liabilities                                                198,153           195,679
                                                                      -----------        ----------
Commitments and contingent liabilities

Stockholders' equity:
  Common stock; $.01 par; 10,000 shares authorized; issued
    5,903 shares in 1998 and 1997                                             59                59
  Additional paid-in capital                                              37,229            37,327
  Loans to stockholders                                                      (83)             (368)
  Accumulated deficit                                                    (19,769)          (12,324)
  Treasury stock, at cost, 201 and 166 shares                             (1,637)           (1,549)
                                                                      -----------        ----------
        Total stockholders' equity                                        15,799            23,145
                                                                      -----------        ----------
        Total liabilities and stockholders' equity                    $  213,952           218,824
                                                                      ===========        ==========

The accompanying notes are an integral part of the audited financial statements.



                                   TRISM, Inc.
                      Consolidated Statements of Operations
              For the years ended December 31, 1998, 1997, and 1996
                    (In thousands, except per share amounts)

                                                         1998             1997            1996

Revenues                                            $   291,631         309,880         310,033
                                                    ------------      ----------      ----------
Operating expenses:
 Salaries, wages and fringe benefits                    111,223         113,011         113,903
 Operating supplies and expenses                         40,753          46,522          46,469
 Operating taxes and licenses                            26,808          27,638          28,785
 Contractor equipment                                    23,223          18,279          18,636
 Brokerage carrier expense                               19,559          26,614          25,732
 Depreciation and amortization                           19,516          18,895          19,568
 General supplies and expenses                           14,511          16,870          18,075
 Revenue equipment rents                                 13,429          14,570          13,665
 Claims and insurance                                     9,582          11,389           9,962
 Communications and utilities                             5,044           5,154           5,857
 Loss on disposition of assets                              957             796             237
 Restructuring and non-recurring expenses                   752           3,227               -
 Write-down of goodwill                                       -               -           4,062
                                                    ------------      ----------      ----------
     Total operating expenses                           285,357         302,965         304,951

Operating income                                          6,274           6,915           5,082

Interest expense, net                                    13,944          14,187          14,216

Other expense, net                                          704             780             764
                                                    ------------      ----------      ----------
Loss before income tax benefit and                       (8,374)         (8,052)         (9,898)
extraordinary item

Income tax expense (benefit)                                634          (2,447)         (3,300)
                                                    ------------      ----------      ----------
Loss before extraordinary item                           (9,008)         (5,605)         (6,598)

Extraordinary gain on extinguishment of debt,
  net of income taxes of $841                             1,563               -               -
                                                    ------------      ----------      ----------
Net loss                                            $    (7,445)         (5,605)         (6,598)
                                                    ============      ==========      ==========
Basic loss per share:
     Loss before extraordinary item                 $     (1.58)           (.98)          (1.15)
     Extraordinary gain                                     .28               -               -
                                                    ------------      ----------      ----------
     Net loss                                       $     (1.30)           (.98)          (1.15)
                                                    ============      ==========      ==========
Diluted loss per share:
     Loss before extraordinary item                 $     (1.58)           (.98)          (1.15)
     Extraordinary gain                                     .28               -               -
                                                    ------------      ----------      ----------
     Net loss                                       $     (1.30)           (.98)          (1.15)
                                                    ============      ==========      ==========
Weighted average number of shares used in
computation of basic and diluted loss per
share                                                     5,714           5,737           5,735
                                                    ============      ==========      ==========

The accompanying notes are an integral part of the audited financial statements.


                                   TRISM, Inc.
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1998, 1997, and 1996
                                 (In thousands)


                                                                     1998             1997          1996
Cash flows from operating activities:
 Net loss                                                        $   (7,445)         (5,605)       (6,598)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                     20,272          19,595        20,224
   Write-down of goodwill                                                 -               -         4,062
   Loss on disposition of assets                                        957             796           237
   Deferred  income taxes                                             1,475          (2,496)       (3,914)
   Provision for losses on accounts receivable                          879           1,388         1,574
   Restructuring charge, net                                             59             266             -
   Deferred (loss) gain on sale-leaseback, net                         (258)            409             -
   Extraordinary gain, net                                           (1,563)              -             -
   Changes in assets and liabilities:
     Accounts receivable                                              5,894          12,039       (14,746)
     Prepaid expenses                                                  (377)            293        (2,429)
     Accounts payable                                                (4,653)          1,068        (3,224)
     Accrued expenses and insurance reserves                            157            (525)          315
     Other                                                              202             575           406
                                                                 -----------        --------      --------
       Net cash provided by (used in) operating activities           15,599          27,803        (4,093)
                                                                 -----------        --------      --------
Cash flows from investing activities:
 Proceeds from sale of assets                                        11,734           6,174         8,057
 Purchases of property and equipment                                 (4,143)         (5,622)      (15,526)
 Proceeds from sale-leaseback                                             -           7,334             -
 Acquisitions, net of cash acquired                                       -               -        (7,053)
 Other investing activities                                              83             724           316
                                                                 -----------        --------      --------
       Net cash provided by (used in) investing activities            7,674           8,610       (14,206)
                                                                 -----------        --------      --------
Cash flows from financing activities:
 Net (repayment) proceeds under revolving credit agreement            3,800         (18,018)       15,369
 Repayment of long-term debt and capital lease obligations          (22,759)        (13,210)      (10,719)
 Repurchase of senior subordinated notes                             (9,500)              -             -
 Repayment of note payable                                                -          (2,500)            -
 Proceeds from issuance of long-term debt                                 -           2,383        15,247
 Payment for loan acquisition costs                                       -            (494)          (60)
 Increase (decrease) in bank overdrafts                                 846             229          (954)
 Issuance of common stock, stock options and warrants                     -               -           241
 Purchase of treasury stock                                             (88)              -             -
 Repayment of stockholder loan                                          187               -             -
                                                                 -----------        --------      --------
       Net cash (used in) provided by financing activities          (27,514)        (31,610)       19,124
                                                                 -----------        --------      --------
Increase (decrease) in cash and cash equivalents                     (4,242)          4,803           825

Cash and cash equivalents, beginning of year                          6,271           1,468           643
                                                                 -----------        --------      --------
Cash and cash equivalents, end of year                           $    2,029           6,271         1,468
                                                                 ===========        ========      ========
Supplemental cash flow information:
 Cash paid during the period for:
   Interest ($229 capitalized in 1998)                           $   15,307          14,739        14,480

 Capital lease equipment purchases and borrowings                $   34,758          25,384         3,225


The accompanying notes are an integral part of the audited financial statements.


                                   TRISM, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
              For the years ended December 31, 1998, 1997, and 1996
                (In thousands, except warrant and share amounts)

                                             Additional
                                Common        Paid-in        Loans to        Accumulated      Treasury       Stockholders'
                                Stock         Capital      Stockholders        Deficit         Stock             Equity

December 31, 1995              $   59         37,086           (368)            (121)         (1,549)            35,107
Exercise of 4,200 warrants          -             28              -                -               -                 28

Warrants issued                     -            213              -                -               -                213

Net loss                            -              -              -           (6,598)              -             (6,598)
                               -------        -------         -------        --------         --------          --------
December 31, 1996                  59         37,327           (368)          (6,719)         (1,549)            28,750

Net loss                            -              -              -           (5,605)              -             (5,605)
                               -------        -------         -------        --------         --------          --------

December 31, 1997                  59         37,327           (368)         (12,324)         (1,549)            23,145

Repayment of loan to
  stockholders                      -            (98)           285                -               -                187

Purchase of 35,000 shares           -              -              -                -             (88)               (88)

Net loss                                                                      (7,445)                            (7,445)
                               -------        -------         -------        --------         --------          --------
December 31, 1998              $   59         37,229            (83)         (19,769)         (1,637)            15,799
                               =======        =======         =======        ========         ========          ========


The accompanying notes are an integral part of the audited financial statements.



                              TRISM, Inc.
              Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements include the accounts of Trism, Inc. (the "Company") and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated. The Company's operations include a group of carriers specializing in the transportation of heavy machinery and equipment (Heavy Haul), hazardous waste, explosives and radioactive materials (Secured Materials), building materials, lumber, steel and metal products (Commercial Flatbed), and a contract logistics provider (Logistics). The Company conducts these operations principally through Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), C.I. Whitten Transfer ("CIW"), Trism Transport Services, Inc. ("TTSI"), and Trism Logistics, Inc. ("TLI").

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for the allowance for doubtful accounts, long-lived assets, insurance reserves, income tax and contingencies. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk changes in value because of changes in interest rates to be cash equivalents.

Prepaid Expenses

Prepaid expenses primarily consist of the cost of new and replacement tires ("Prepaid Tires") that are amortized into operating results on a straight-line basis over 24 months. Prepaid expenses also includes prepaid insurance, taxes, licenses and other expenses ("Other Prepaid Expenses") that are amortized into operating results on a straight-line basis over the estimated useful life ranging between 12 and 24 months. Prepaid Tires and Other Prepaid Expenses amounted to approximately $11.5 million and $7.3 million in 1998 and $11.9 million and $6.7 million in 1997, respectively.

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation and amortization calculated on a straight-line basis over the estimated useful lives of the respective assets. The cost of additions, major replacements, improvements, and interest on construction and certain revenue equipment are capitalized, while maintenance and repairs are charged to expense when incurred. The cost of assets sold or retired, net of accumulated depreciation or amortization, are removed from the accounts at the date of disposition, and any resulting gain or loss is reflected in operations.

The Company continually evaluates the carrying value of its assets for events or changes in circumstances, which indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The cost components of property and equipment and related useful lives are as follows:

(Dollars in thousands)                                            Estimated
                                           1998        1997        Useful
                                                                   Lives

Land                                    $  10,644     10,666          -
Structures and improvements                14,119     14,204       18 - 30
Revenue equipment                         146,110    139,405        4 - 10
Other equipment                            23,078     19,957        3 -  5
                                        ---------    -------
   Property and equipment, at cost      $ 193,953    184,232
                                        =========    =======

Depreciation expense amounted to $18.8 million, $18.2 million, and $18.8 million in 1998, 1997, and 1996, respectively.

Intangibles and Other

Intangible assets include goodwill, which represents cost in excess of net assets of businesses acquired, and certain non-compete and customer list expenditures related to acquisitions. Goodwill and related acquisition expenditures are being amortized on a straight-line basis over periods ranging from 3 to 40 years and amounted to approximately $18.4 million and $18.7 million as of December 31, 1998 and 1997. The Company continually reviews goodwill and other intangibles to assess recoverability from estimated future results of operations and cash flows at the aggregate business unit level. As a result of this review and continued losses incurred in the Commercial Flatbed division, the Company recorded a provision in the amount of $4.1 million in 1996 to write-off goodwill associated with the TTSI acquisition.

Intangibles and other also include deferred financing fee costs, which are being amortized on a straight-line basis over the term of the loan, and amounted to $1.4 million and $1.4 million as of December 31, 1998 and 1997.

Insurance Reserves

Insurance reserves amounted to approximately $12.4 million and $13.2 million as of December 31, 1998 and 1997, and reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers' compensation and employee and welfare program claims not covered by insurance. The insurance liability provision is based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature and severity of individual claims and on the Company's past claims experience.

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Common shares outstanding include issued shares less shares held in treasury. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (common stock equivalents). Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and dilutive common stock equivalents at the end of each reporting period. Common stock equivalents are excluded from the diluted calculation if a net loss was incurred for the period, as these transactions are anti-dilutive. Accordingly, the calculations for basic and diluted earnings (loss) per share are identical, because none of the Company's potentially dilutive instruments, i.e. stock options, were dilutive for any period
presented.   The computation of basic and diluted earnings (loss) per
share is shown in the table below:



                                                             For the years ended December  31,
(Dollars in thousands except per share amounts)
                                                        1998                1997              1996
Loss before extraordinary item                      $    (9,008)          (5,605)           (6,598)

Extraordinary gain on extinguishment of debt,
  net of tax provision of $841                            1,563                -                 -
                                                    ------------       ----------        ----------
Net loss                                            $    (7,445)          (5,605)           (6,598)
                                                    ============       ==========        ==========
Weighted average number of shares

   Basic and Diluted:
      Average common shares outstanding               5,714,137        5,737,137         5,735,175
                                                    ------------       ----------        ----------
Basic and Diluted earnings (loss) per share:

   Loss before extraordinary item                         (1.58)            (.98)            (1.15)
   Extraordinary gain                                       .28                -                 -
                                                    ------------       ----------        ----------
   Net loss                                         $     (1.30)            (.98)            (1.15)
                                                    ============       ==========        ==========


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

Accounting Pronouncements

Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. The Company has no components of comprehensive income at December 31, 1998, 1997 or 1996.

As of December 31, 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits." These standards have no material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products, services, and geographic areas. See Note 10 of the Notes to the Company's Consolidated Financial Statements.

SFAS No. 132 revises disclosures about pension and other post retirement benefit plans. As the Company did not have any of these plans as of December 31, 1998 and 1997, no disclosure is necessary.

Reclassifications

Certain prior year data has been reclassified to conform to 1998 presentation. These reclassifications had no effect on previously reported net (loss), stockholders' equity or net cash flows.

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

The purchase price was financed with $4.9 million of equipment debt on certain unencumbered assets of the Company and a $2.5 million note payable to Hunt and has been allocated to the assets of the Company based upon their respective fair market values. The components of intangible assets included in the allocation of the purchase price were goodwill of $5.3 million and a non-compete covenant of $0.2 million which are being amortized on a straight-line basis of 40 and 5 years, respectively.

The Company also granted options to Hunt for the purchase of 300,000 shares of the Company's stock at $6.50 per share, with a term of five years. The options are not transferable by Hunt and are immediately exercisable.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Hunt had occurred as of the beginning of fiscal year 1996:

Proforma
(Unaudited)

     (Dollars in thousands except per share amounts)

     Revenues                                          $    337,733
     Net (loss) income                                 $     (7,198)
     Basic and diluted (loss) income per share         $      (1.26)


The proforma consolidated results do not purport to be indicative of the results either that would have occurred had the acquisitions been in effect for the period presented or that will be obtained in the future.

3.   Corporate Restructuring and Non-Recurring Expenses

In June 1998, the Company recorded a pre-tax charge of $0.4 million for a separation and consulting agreement with a former officer of the Company. Furthermore, in September 1998, the Company recorded a pre-tax severance provision of $0.35 million pertaining to the reduction of certain administrative personnel.

In February 1997, the Company announced an organizational restructuring to consolidate certain sales, operations, and administrative functions and reengineer business processes to reduce overhead and increase operational efficiency. During 1997, the Company recorded total charges of $3.2 million associated with the organizational restructuring.

4. Indebtedness and Lease Commitments

Indebtedness

Long-term debt includes the following (in thousands):

                                                        1998          1997

   Senior subordinated notes maturing in 2000,
     with interest at 10.75 %.                     $    86,230       95,730

   Obligations collateralized by equipment
     maturing through 2005 with interest rates
     ranging from 7.1% to 8.7%.                          9,659       21,275

   Capital lease obligations collateralized by
     equipment maturing through 2005, with
     interest rates ranging from 6.2% to 9.8%.          59,106       37,054

   Revolving credit facility maturing in 2000,
     with interest at the prime rate plus .25%
     or LIBOR plus 2.25 %, collateralized by
     accounts receivable.                                7,295        3,495
                                                   ------------     --------
                                                       162,290      157,554
   Less current maturities                              17,871       21,721
                                                   ------------     --------
                                                    $  144,419      135,833
                                                   ============     ========

Senior Subordinated Notes

The Senior Subordinated Notes ("Notes") bear interest at 10.75 % payable on June 15th and December 15th of each year through December 15, 2000. The Notes are redeemable at the option of the Company, in whole or in part, on or after December 15, 1998, at a redemption price of 105% through December 1999 and 102.5 % thereafter. Through December 31, 1998, the Company has repurchased $13.8 million of the Notes.

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

Revolving Credit Facility

On July 15, 1997, the Company refinanced its revolving credit facility ("Facility") with a $45 million credit line (the "Revolver"). The proceeds of the Revolver were used to retire the Facility loan and are available for the Company's working capital needs. The Revolver matures July 15, 2000 and contains provisions for a letter of credit subline of $15 million, bears interest at the Prime rate plus .25% or LIBOR plus 2.25%, and is collateralized by accounts receivable. The Revolver also includes covenants applicable once Availability under the Revolver falls below $8 million for 10 consecutive business days. Availability under the Revolver was approximately $ 9.0 million at December 31, 1998, net of a reduction for outstanding letters of credit of approximately $11.2 million.

The scheduled maturities of long-term debt outstanding at December 31, 1998, are summarized as follows:



                                          Residual
                                       Obligations On                         Senior
     (Dollars in        Principal         Equipment                         Subordinated
     thousands)         Payments            Debt            Revolver           Debt             Total
  1999                $    13,857             4,014              -                 -            17,871
  2000                     11,853             3,994          7,295            86,230           109,372
  2001                      9,285             4,946              -                 -            14,231
  2002                      4,100            10,866              -                 -            14,966
  2003                        786             2,531              -                 -             3,317
  Thereafter                  719             1,814              -                 -             2,533
                      -----------           -------         -------          --------         ---------
                      $    40,600            28,165          7,295            86,230           162,290


Net interest expense and interest payments paid in cash are as follows:

   (Dollars in thousands)                       1998        1997       1996

   Net interest on debt and capital leases   $  15,316     14,810     14,948
   Capitalized interest                           (229)      (165)      (444)
      Net interest expense                      15,087     14,645     14,504
                                             ----------    -------    -------
   Interest paid in cash                     $  15,307     14,739     14,480

Leases

The Company leases certain revenue and equipment through long-term noncancellable leases. Commitments for minimum rentals under the lease agreements at the end of 1998 are as follows:

                                            Capital      Operating
(Dollars in thousands)                      Leases       Leases

   1999                                    $  17,224       7,226
   2000                                       15,501       1,776
   2001                                       14,668
   2002                                       15,887
   2003                                        3,567
   Thereafter                                  2,628
                                           ---------      -------
   Total minimum lease payments            $  69,475       9,002
   Less amount representing interest          10,369
                                           ---------      -------
   Present value of net minimum lease
     payments, including current
     maturities of $13,319                 $  59,106


Property and equipment in 1998 and 1997 include the following amounts for capitalized leases:

   (Dollars in thousands)                    1998          1997

   Revenue equipment                       $  71,114      57,881
   Other equipment                             1,336       2,040
                                           ---------     --------
                                              72,450      59,921
   Less accumulated depreciation              20,113      19,402
                                           ---------     --------
                                           $  52,337      40,519



The Company acquired equipment by incurring capital lease obligations of $34.8 million in 1998 and $25.4 million in 1997. Rent expense for all operating leases were approximately $13.4 million, $15.6 million, and $15.2 million in 1998, 1997 and 1996, respectively.

5.   Income Taxes

The Company has provided for income tax (benefit) expense as follows:

  (Dollars in thousands)                1998        1997        1996

  Current:
      Federal                        $      -           -         514
      State                                92          49          99
                                           92          49         613
  Deferred:
      Federal                           1,306      (2,303)     (3,524)
      State                                77        (193)       (389)
                                        1,383      (2,496)     (3,913)

  Income tax (benefit) expense       $  1,475      (2,447)     (3,300)


The Company has available net operating loss carryforwards totaling approximately $43 million that expire if not used in the years 2005 to 2010. As a result of the public offering, an ownership change for federal tax purposes occurred that limits approximately $2.7 million of the net operating loss carryforwards available to offset future taxable income. The Company also has available general business tax credit carryforwards of approximately $0.5 million which will expire through 2001.

Components of the net deferred income tax asset (liability) at December 31, 1998 and 1997, are as follows:

  (Dollars in thousands)                                  1998         1997

  Current deferred income taxes:
    Accrued expenses, reserves and other               $   4,051        3,932
    Prepaid expenses                                        (150)        (143)
                                                           3,901        3,789

  Noncurrent deferred income taxes:
    Net operating loss and tax credit carryforwards       16,501       13,348
    Insurance reserves, long term                          2,473        3,678
    Depreciation and capital leases                      (18,371)     (18,271)
    Valuation allowance                                   (4,504)      (1,069)
                                                          (3,901)      (2,314)

  Net deferred tax asset (liability)                   $       -        1,475


SFAS 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During the fourth quarter of 1998, the Company determined that a full valuation allowance against the net deferred tax asset
should be recorded.   The valuation allowance for deferred tax assets
as of December 31, 1998 and 1997 was $4,504,000 and $1,069,000.  The
net change in the total valuation allowance in 1998 was an increase of $3,435,000.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:

(Dollars in thousands)                            1998       1997      1996

Federal statutory income tax rate of 34%         $(2,847)   (2,737)   (3,365)
Valuation allowance adjustments                    3,926         -         -
Nondeductible travel and entertainment                77        86       138
Fines and penalties                                   65        59        50
Amortization and other                               111       224       134
Prior year state income tax deficiencies              92        49         -
State income taxes, net of federal tax benefit        51      (128)     (257)
  Income tax (benefit) expense                   $ 1,475    (2,447)   (3,300)


Income taxes paid in cash amounted to approximately $92,000, $49,000, and $101,000 in 1998, 1997 and 1996, respectively.


6.  Stock Option Plan and Warrants

The Company has a stock option plan under which the Company's officers, directors and key employees may be granted options to purchase up to 725,000 shares of Company common stock at not less than 100% of the market price on the day the option is granted. The term of the options granted to either officers or key employees or directors may not exceed 10 years and 5 years, respectively.

In 1996, the Company obtained Board approval to change the exercise price of all outstanding options granted before 1996 to $6.50 per share.

Stock option activity during the periods indicated are as follows:

                                                     Weighted
                                                     Average
                                                     Exercise       Number of
                                      Number of      Price Per       Shares
                                       Shares         Share        Exercisable

Balance at December 31, 1995           592,400      $  6.50          274,289
  Forfeited / Expired                  (97,500)        6.50
  Granted                               65,000         6.27
Balance at December 31, 1996           559,900         6.47          334,219
  Forfeited / Expired                 (252,900)        6.50
  Granted                               12,500         6.50
Balance at December 31, 1997           319,500         6.45          258,694
  Forfeited / Expired                 (163,000)        6.50
  Granted                                    -            -
Balance at December 31, 1998           156,500         6.40          154,278


At December 31, 1998, the weighted-average price and remaining contractual life of total outstanding options were $6.40 and 2.3 years, respectively. Outstanding options vest ratably over a period of 3 years and totaled 154,278, 258,694, and 334,219 at December 31, 1998, 1997, and 1996, respectively. The weighted average exercise price of the vested options at December 31, 1998 was $6.42.

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

(In thousands, except per share amounts)         1998       1997      1996

Net (loss) earnings
  As reported                                   $(7,445)   (5,605)   (6,598)
  Proforma                                       (7,445)   (5,801)   (6,793)

Basic and diluted (loss) earnings per share
  As reported                                     (1.30)     (.98)    (1.15)
  Proforma                                      $ (1.30)    (1.01)    (1.19)

The above proforma schedule reflects options only granted from 1996 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net (loss) earnings accounts presented above because compensation cost is reflected over the options' vesting period of 3 years, and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected volatility of 67%; risk free interest rate of 5.0%; expected life of 5 years; and, a no dividend yield assumption; 1997 and 1996 - expected volatility of 67%; risk free interest rate of 6.5%; expected life of 5 years; and, a no dividend yield assumption. The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.32 and $2.86, respectively. There were no options granted in 1998.

In August 1996, in connection with the acquisition of Hunt, the Company granted options to Hunt for the purchase of 300,000 shares of stock at $6.50 per share with a term of five years.

As of December 31, 1998, the Company has 146,398 warrants outstanding for the purchase of common stock at an exercise price of $6.50 per share that expire in September 2001.


7.  Employee Benefit Plan

The Company sponsors a tax-qualified defined contribution plan under
Section 401(a) of the Internal Revenue Code covering all full-time employees who have completed one year of service as of a quarterly enrollment date. This Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a "pre-tax" basis. The Company contributes a matching contribution with respect to the contributions made by participants at a rate determined by the Board of Directors of the Company each year. The Company may also make an additional contribution to the Profit Sharing Plan each year at the discretion of the Board of Directors. The Company's 401(k) matching contributions were approximately $259,000, $256,000 and $201,000 in 1998, 1997, and 1996 respectively.


8.  Commitments and Contingent Liabilities

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

The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for bodily injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages. It is an open question in some jurisdictions in which the Company does business as to whether or not punitive damages awards are covered by insurance.

In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition.

Insurance

The Company is subject to liability for the deductible portion as to policies of insurance, both past and present with regard to bodily injury and property damage. The current per occurrence deductible is $500,000, subject to satisfaction of an additional aggregate annual deductible of $750,000. The Company is a qualified workers' compensation self-insurer in the State of Missouri where most ofits drivers are domiciled, with losses in excess of $500,000 insured by an excess workers' compensation policy. In all other states statutory workers' compensation insurance is maintained with a deductible of $500,000 loss limit per occurrence to the Company.

The estimated liability for insured claims was based on past loss experience, current trends, and an adjustment for abnormal claims experience related to the recent acquisitions and other factors.

Standby letters of credit in the amount of $11.2 million and deposits totaling $0.8 million and $1.0 million have been furnished to insurance carriers as security for the estimated cost of self-insured claims and for premium payments as of December 31, 1998 and 1997.

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

The estimated fair values of cash and cash equivalents, notes receivable, and accrued interest approximate their carrying amounts. The estimated fair values and carrying amounts of long-term debt borrowings were as follows (dollars in thousands):

                               1998              1997

     Fair Value              $   119,175       149,885
     Carrying amount         $   162,290       157,544

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

The Company uses forward purchase commitments to reduce its exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These agreements, which settle monthly, fix the price of fuel for approximately 5.6 million gallons in 1999, including approximately 2.6 million gallons relating to the first quarter of 1999. The Company recognizes an expense or benefit on these agreements in the period in which the fuel is used.

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $43.9 million, $49.7 million and $52.5 million for the years ended December 31, 1998, 1997, and 1996, respectively, which represents 15 percent, 16 percent and 17 percent of total operating revenues for 1998, 1997, and 1996, respectively. There was no other single customer that exceeded 10 percent of operating revenues during this same period.


9.   Extraordinary items

During 1998 the Company retired, at a discount, $9.5 million of the 10.75% senior subordinated debentures due in 2000. The transactions resulted in an extraordinary gain of $1.6 million ($.28 per share), net of income tax of $0.8 million.


10.  Segment and Related Information

The Company identifies operating segments based on management responsibility and marketing strategies. The Company has three reportable segments: Heavy Haul, Secured Materials and Logistics.

Heavy Haul

This segment consists of TSC, the Company's largest operating segment, specializing in the transportation of over-sized and over-dimensional loads throughout the United States, Canada, and Mexico. The largest markets for Heavy Haul are manufacturers of large machinery and equipment, suppliers and contractors to industrial and public construction, importers of industrial durable goods and the U.S. Government. Also, the Company entered the Super Heavy Haul market in 1997 through its strategic alliance with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation. The Super Heavy Haul market allows for the transportation of freight in excess of 160,000 pounds up to 10,000 tons.


Secured Materials

The Secured Materials segment is characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military munitions, commercial explosives, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the United States government and various governmental agencies, waste generators, and environmental clean-up firms.

TSMT, Diablo and CIW service customers in the munitions and explosives market and are collectively the largest transporters of Department of Defense munitions in the continental United States. TSMT and CIW operate throughout the continental United States with Diablo's market focus primarily in the western regions of the United States.

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

Logistics

The Logistics segment specializes in the management of freight by truck (particularly in the hazardous waste market). TLI's client base includes engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies. In September of 1998, TLI began operations to provide logistics services to the rail industry through its intermodal division.

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to the Company's Consolidated Financial Statements. Intersegment revenues primarily consist of loads brokered from the Heavy Haul segment to the Secured Materials segment. Such services are priced at approximately the same basis as services to external customers. Certain administrative and other costs are allocated among the segments utilizing various allocation factors that include revenues, number of loads and tractors, and other estimates. The Company evaluates the performance of its operating segments based on income before income taxes, non-operating items and interest income and expense. A summary of segment information is presented below (in thousands):

Operating Revenue
                                         1998            1997           1996
Heavy Haul                          $   203,172        208,479        214,715
Secured Materials                        92,113        104,893         97,930
Logistics                                 7,178         11,564          6,090
                                    ------------      ---------      ---------
 Sub-total:                             302,463        324,936        318,735
Intersegment eliminations               (10,832)       (15,056)        (8,702)
                                    ------------      ---------      ---------
Consolidated                        $   291,631        309,880        310,033
                                    ============      =========      =========
Operating Income
                                         1998            1997           1996
Heavy Haul                          $     6,254          4,762          6,135
Secured Materials                           458          5,027          3,199
Logistics                                   314            353           (190)
                                    ------------      ---------      ---------
 Sub-total:                               7,026         10,142          9,144
Restructuring charge                       (752)        (3,227)             -
Write-down of goodwill                        -              -         (4,062)
                                    ------------      ---------      ---------
Consolidated                        $     6,274          6,915          5,082
                                    ============      =========      =========
     Interest expense, net              (13,944)       (14,187)       (14,216)
     Other expense, net                    (704)          (780)          (764)
                                    ------------      ---------      ---------
Loss before income taxes
     and extraordinary item         $    (8,374)        (8,052)        (9,898)
                                    ============      =========      =========

Total Long-term Assets
                                         1998            1997           1996
Heavy Haul                          $    88,209         74,618         73,299
Secured Materials                        48,666         55,208         60,476
Logistics                                   371            387            374
                                    ------------      ---------      ---------
 Sub-total:                             137,246        130,213        134,149
Other (includes corporate)               12,357         13,404         11,889
                                    ------------      ---------      ---------
Consolidated                        $   149,603        143,617        146,038
                                    ============      =========      =========
Depreciation and Amortization
                                        1998             1997           1996
Heavy Haul                          $    11,449         11,155         11,935
Secured Materials                         6,055          6,149          6,025
Logistics                                    16             11             10
                                    ------------      ---------      ---------
 Sub-total:                              17,520         17,315         17,970
Other (includes corporate)                1,996          1,580          1,598
                                    ------------      ---------      ---------
Consolidated                        $    19,516         18,895         19,568
                                    ============      =========      =========

                   Report of Independent Accountants









To the Board of Directors and Stockholders of TRISM, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of TRISM, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                      PRICEWATERHOUSECOOPERS  LLP



Atlanta, Georgia
February 5, 1999

Supplementary Data - Quarterly financial data (unaudited)

                                               First             Second          Third           Fourth
                                              Quarter           Quarter         Quarter         Quarter
                                        (In thousands, except per share amounts)

1998:
Revenues                                   $   72,129           77,193          75,170           67,139
Operating income (loss)                           736            4,066           1,619             (147)
Income (loss) before extraordinary item        (1,947)             205          (1,330)          (5,936)
Net income (loss)                              (1,947)             205             233           (5,936)
Earnings (loss) per share
  before extraordinary item                      (.34)             .04            (.24)           (1.04)
Earnings (loss) per share                        (.34)             .04             .04            (1.04)
Number of shares used in
  computation of earnings (loss)
  per common share                              5,737            5,714           5,702            5,702

1997:
Revenues                                   $   77,733           81,340          78,472           72,335
Operating income (loss)                        (1,052)           5,118           3,672             (823)
Net income (loss)                              (3,406)             897             146           (3,242)
Earnings (loss) per share                        (.59)             .16             .03             (.58)
Number of shares used in
  computation of earnings (loss)
  per common share                              5,737            5,737           5,737            5,737

1996:
Revenues                                   $   73,040           79,228          80,166           77,599
Operating income                                  250            3,573           4,857           (3,598)
Net income (loss)                              (2,198)             507             614           (5,521)
Earnings (loss) per share                        (.38)             .09             .11             (.97)
Number of shares used in
  computation of earnings
  (loss) per common share                       5,734            5,734           5,734            5,738


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

                               PART III

ITEM 10.       Directors and Executive Officers of the Registrant

       A definitive proxy statement of TRISM, Inc. will be filed not later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information regarding directors will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. The information with respect to the executive officers of the Company required by this item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.       Executive Compensation

       The information required by this item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.       Security Ownership of Certain Beneficial Owners and Management

       The information required by this item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.       Certain Relationships and Related Transactions

       The information required by this item will be included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.


                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The consolidated balance sheets as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 1998 are filed as part of this report:

  (1) Financial Statements ***
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Changes in Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Report of Independent Accountants

       ***The financial statements of each of the Company's subsidiaries are omitted because all of the Company's subsidiaries guarantee the Company's outstanding 10 3/4% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis.

  (2) Financial Statement Schedule
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
           share, of TRISM, Inc.
  10.4     Amendment to the revolving line of credit facility with CIT.
  21.1     Subsidiaries
  27       Financial Data Schedule

      * Exhibit is incorporated by reference to the Company's
        Registration Statement on Form S-1, Registration No. 33-
        71222, initially filed with the Securities and Exchange
        Commission on November 4, 1993, as amended.


Reports on Form 8-K

During the fourth quarter of 1998, there were no reports filed on Form
8-K.

                          S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRISM, INC.

                                     s/Edward L. McCormick
                                     Edward L. McCormick
                                     Director, President
                                     and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                     Title

          s/ Edward L. McCormick     Director, President and Chief
          Edward L. McCormick        Executive Officer

          s/E. Virgil Conway         Director, Chairman of the Board
          E. Virgil Conway

          s/Julian H. Gingold        Director
          Julian H. Gingold

          s/James F. Higgins         Director
          James F. Higgins

          s/William M. Legg          Director
          William M. Legg

          s/James G. Overley         Senior Vice President of Finance
                                     and Treasurer
          James G. Overley           (Chief Financial Officer)

          s/John L. Ray              Director
          John L. Ray

                                                            SCHEDULE II

                                   TRISM, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                         For the years ended December 31


      COLUMN A               COLUMN B              COLUMN C                 COLUMN D            COLUMN E

                                                   ADDITIONS
                                            --------------------------
                                              (1)            (2)

                                                              CHARGED
                             BALANCE AT     CHARGED TO          TO                              BALANCE AT
                            BEGINNING OF     COSTS AND         OTHER                             END OF
     DESCRIPTION               PERIOD        EXPENSES         ACCOUNTS        DEDUCTIONS         PERIOD
1998:
Allowance for doubtful
    accounts                $  2,069,718       879,055            -          1,885,315 (A)      1,063,458

1997:
  Allowance for doubtful
    accounts                $  2,396,621     1,387,975            -          1,714,878 (A)      2,069,718

1996:
  Allowance for doubtful
    accounts                $  1,584,386     1,573,500            -             761,265 (A)     2,396,621


 (A) Represents net write-offs of uncollectible accounts.
