Form 10-Q
period 1999-03-31
TRISM INC /DE/
filed 1999-05-14
CIK 914480

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

or

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

     [ X ] Yes      [    ] No

As of March 31, 1999, 5,702,137 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                              TRISM, INC

                           TABLE OF CONTENTS

          ITEM                                                   PAGE

Part I    FINANCIAL INFORMATION

          Item 1.  Financial Statements                            3
          Item 2.  Management's Discussion and Analysis of         8
                   Financial Condition and Results of Operations



Part II   OTHER INFORMATION

          Item 1.  Legal Proceedings                               6
          Item 6.  Exhibits and Reports on Form 8-K               12


ITEM 1.    Financial Statements

                                   TRISM, Inc.
                           Consolidated Balance Sheets
                   As of March 31, 1999 and December 31, 1998
                            (In thousands, unaudited)

                                                                      March 31,        December 31,
                                                                        1999              1998

   ASSETS

   Current assets:
    Cash and cash equivalents                                       $     5,209        $     2,029
    Restricted cash and insurance deposits                                  847                847
    Accounts receivable, net of allowance for doubtful accounts
      of  $1,322 and $1,063 for 1999 and 1998, respectively              37,186             37,388
    Materials and supplies                                                1,269              1,389
    Prepaid expenses                                                     16,827             18,795
    Deferred income taxes                                                 3,035              3,901
                                                                    ------------       ------------
        Total current assets                                             64,373             64,349

   Property and equipment, at cost                                      193,486            193,953
   Less:  accumulated depreciation and amortization                     (68,303)           (64,775)
                                                                    ------------       ------------
     Net property and equipment                                         125,183            129,178

   Intangibles and other, net                                            19,336             19,624
   Other                                                                    583                801
                                                                    ------------       ------------
        Total assets                                                $   209,475        $   213,952
                                                                    ============       ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
    Accounts payable                                                $     9,071        $     7,206
    Bank overdraft                                                        4,674              5,642
    Accrued expenses and insurance reserves                              14,362             12,412
    Current maturities of long-term debt:
     Principal payments                                                  13,464             13,857
     Residual obligations on equipment debt                               4,024              4,014
                                                                    ------------       ------------
        Total current liabilities                                        45,595             43,131

   Long-term debt, less current maturities                              142,051            144,419
   Insurance reserves                                                     6,840              6,702
   Deferred income taxes                                                  3,035              3,901
                                                                    ------------       ------------
        Total liabilities                                               197,521            198,153

   Commitments and contingencies

   Stockholders' equity:
     Common stock; $.01 par; 10,000 shares authorized;
       issued 5,903 shares                                                   59                 59
     Additional paid-in capital                                          37,229             37,229
     Loans to stockholders                                                  (83)               (83)
     Accumulated deficit                                                (23,614)           (19,769)
     Treasury stock, at cost, 201 shares                                 (1,637)            (1,637)
                                                                    ------------       ------------
        Total stockholders' equity                                       11,954             15,799
                                                                    ------------       ------------
        Total liabilities and stockholders' equity                  $   209,475        $   213,952
                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                                3


ITEM 1.    Financial Statements, Continued


                                   TRISM, Inc.
                      Consolidated Statements of Operations
               For the three months ended March 31, 1999 and 1998
               (In thousands, except per share amounts, unaudited)


                                                                   1999           1998
   Revenues                                                   $    68,630      $    72,129
                                                              ------------     ------------
   Operating expenses:
      Salaries, wages and fringe benefits                          25,417           28,023
      Operating supplies and expenses                               9,437           10,916
      Contractor equipment                                          6,604            5,301
      Operating taxes and licenses                                  6,124            6,591
      Depreciation and amortization                                 5,130            5,049
      Brokerage carrier expense                                     5,118            4,624
      General supplies and expenses                                 3,863            3,562
      Revenue equipment rents                                       3,643            3,211
      Claims and insurance                                          2,145            2,426
      Communications and utilities                                  1,169            1,273
      Loss on disposition of assets                                    32              417
                                                              ------------     ------------
             Total operating expenses                              68,682           71,393

   Operating income                                                  (52)              736

      Interest expense, net                                         3,595            3,652

      Other expense (income)                                          198               80
                                                              ------------     ------------
 Loss before income tax benefit                                   (3,845)           (2,996)

      Income tax benefit                                                -            1,049
                                                              ------------     ------------
   Net loss                                                   $    (3,845)     $    (1,947)
                                                              ============     =============

   Basic loss per share                                       $      (.67)     $      (.34)
                                                              ============     =============
   Diluted loss per share                                     $      (.67)     $      (.34)
                                                              ============     =============
   Weighted average number of shares used in
     computation of basic and diluted loss per share                5,702            5,737
                                                              ============     =============


          See accompanying notes to consolidated financial statements.



                                4



ITEM 1.    Financial Statements, Continued

                                   TRISM, Inc.
                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998
                            (In thousands, unaudited)

                                                                    1999               1998

Cash flows from operating activities:
  Net loss                                                      $   (3,845)      $     (1,947)
  Adjustments to reconcile net loss to net cash provided by
       operating activities:
     Depreciation and amortization                                   5,378              5,242
     Loss on disposition of assets                                      32                417
     Provision for losses on accounts receivable                       348                223
     Deferred gain on sale-leaseback                                   (64)               (65)
     Deferred  income taxes                                              -             (1,110)
     Changes in assets and liabilities:
       Accounts receivable                                             (50)             1,212
       Prepaid expenses                                              1,968              1,199
       Accrued expenses and insurance reserves                       2,298              3,212
       Accounts payable                                              1,868             (3,141)
       Other                                                           (29)               (81)
                                                                ------------     --------------
          Net cash provided by operating activities                  7,904              5,161
                                                                ------------     --------------
Cash flows from investing activities:
  Proceeds from sale of assets                                         864              2,643
  Purchases of property and equipment                                 (847)              (411)
  Collection of notes receivable and other, net                         47                688
  Refund of restricted deposits                                          -                 16
  Contingent acquisition payments                                        -               (200)
                                                                ------------     --------------
          Net cash provided by investing activities                     64              2,736
                                                                ------------     --------------
Cash flows from financing activities:
  Net proceeds (repayment) under revolving credit agreement         (2,441)             1,239
  Repayment of long-term debt and capital lease obligations         (4,130)            (7,062)
  Issuance of long-term debt                                         2,750                  -
  Decrease in bank overdrafts                                         (968)              (248)
  Purchase of treasury stock                                             -                (88)
                                                                ------------     --------------
          Net cash used in financing activities                     (4,789)            (6,159)
                                                                ------------     --------------
Increase in cash and cash equivalents                                3,179              1,738

Cash and cash equivalents, beginning of period                       2,029              6,271
                                                                ------------     --------------
Cash and cash equivalents, end of period                        $    5,208       $      8,009
                                                                ============     ==============
Supplemental cash flow information:
  Cash paid during the period for:
  Interest (non-capitalized)                                    $    1,355       $      1,317
                                                                ============     ==============
  Capital lease equipment purchases and borrowings              $    1,070       $      1,839
                                                                ============     ==============



        See accompanying notes to the consolidated financial statements.


                              TRISM, Inc.
              Notes to Consolidated Financial Statements


Accounting Policies

The 1998 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the periods ended March 31, 1999 and 1998, respectively, have been included. The Company's operations are subject to seansonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1998 accounts to reflect classifications adopted in 1999.

Revolving Credit Facility

On February 23, 1999, the Company amended the revolving credit facility ("Revolver") to include a term loan in the amount of $2.8 million and utilized certain unencumbered trailers as collateral. Cash and Availability under the Revolver was approximately $13.8 million at March 31, 1999, net of a reduction for outstanding letters of credit of approximately $11.4 million.


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

A summary of segment information is presented below (in thousands):

Operating Revenue
                                       Three Months Ended
                                           March 31,
   Segment                         1999                1998
   --------------------------------------------------------------
   Heavy Haul                  $       49,694     $       48,779
   Secured Materials                   20,035             24,327
   Trism Logistics                      1,802              2,314
   Eliminations and other              (2,901)            (3,291)
   --------------------------------------------------------------
   Consolidated                $       68,630     $       72,129
   --------------------------------------------------------------

Operating Income
                                       Three Months Ended
                                           March 31,
   Segment                              1999                1998
   --------------------------------------------------------------
   Heavy Haul                  $         608        $        207
   Secured Materials                    (852)                331
   Logistics                             192                 198
   --------------------------------------------------------------
   Consolidated                $         (52)       $        736

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

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1998 and quarter ended March 31, 1999.

The following table summarizes certain financial information on a percentage of revenue basis for the three months ended March 31, 1999 and 1998.



                                                1999     1998     Variance
Percentage of Revenue Basis:

Operating Revenue:                             100.0    100.0            -
                                               ------   ------    ----------
Operating Expenses:
  Salaries, wages and fringe benefits           37.0     38.9         (1.9)
  Operating supplies and expenses               13.8     15.1         (1.3)
  Contractor equipment                           9.6      7.3          2.3
  Operating taxes and licenses                   8.9      9.1         (0.2)
  Deprecation and amortization                   7.5      7.0          0.5
  Brokerage carrier expense                      7.5      6.4          1.1
  General supplies and expenses                  5.6      4.9          0.7
  Revenue equipment rents                        5.3      4.5          0.8
  Claims and insurance                           3.1      3.4         (0.3)
  Communications and utilities                   1.7      1.8         (0.1)
  Loss on disposition of assets                  0.1      0.6         (0.5)
                                               ------   ------    ----------
      Total operating expenses                 100.1     99.0          1.1

  Income from operations                        (0.1)     1.0         (1.1)

  Interest expense, net                          5.2      5.1          0.1

  Other expense (income)                         0.3      0.1          0.2
                                               ------   ------    ----------
  Loss before income taxes                      (5.6)    (4.2)        (1.4)

  Income tax benefit                               -      1.5         (1.5)
                                               ------   ------    ----------
      Net loss                                  (5.6)    (2.7)        (2.9)
                                               =======  =======   ==========

Management's Discussion and Analysis of Financial Conditions and
Results of Operations, Continued


Summary of First Quarter 1999 Results

Net loss for the quarter ended March 31, 1999, amounted to $3.8 million or $0.67 per basic share compared to a net loss of $1.9 million or $0.34 per basic share in the first quarter of 1998. The results for the first quarter of 1999 include the full reserve for additional tax benefits associated with the net operating loss carry-forwards in the amount of $1.3 million, or $.22 per share. Furthermore, first quarter operating results were negatively impacted by lower asset productivity in both the Heavy Haul and Secured segments. Additionally, the Secured segment was negatively impacted by lower freight rates and a lower percentage of loaded miles to total miles.


Operating Revenue

Operating revenue decreased $3.5 million, or 4.9% from the first quarter 1998 to 1999. Revenue per loaded mile decreased to $1.73 for the quarter ended March 31, 1999 from $1.74 for the quarter ended March 31, 1998, excluding Super Heavy Haul market related revenues. Additionally, operating revenues were impacted by a decline in the load ratio of 0.1% and total miles driven of approximately 3.8 million from the first quarter of 1998 to 1999.

The Secured segment was affected by continued competitive market conditions in the munitions and hazardous waste markets which negatively impacted pricing, load ratio and asset productivity. In addition, the Heavy Haul segment was impacted by lower asset productivity.


Operating Income


First Quarter 1999 as compared to 1998

Operating income for the three months ended March 31, 1999 was negatively affected in comparison to 1998 based upon the following factor: (a) freight revenues impact of $1.7 million primarily resulting from a lower rate per loaded mile and fewer miles driven.

In addition, certain variable costs negatively impacted operating income as follows: (a) higher driver wage costs of $0.5 million; (b) higher contractor equipment costs of $0.4 million as a result of increased miles driven by contractor equipment; and (c) higher maintenance charges of $0.2 million resulting from an increase in the overall age of the tractor fleet.

Offsets to the negative profit contribution variances impacting first quarter 1999 operating income compared to 1998 resulted from (a) lower fuel costs of $0.1 million due to lower fuel prices; and (b) lower insurance cost of $0.1 million resulting from a decrease in the severity of accidents. Additionally, fixed freight operating costs and loss on sale of assets were $1.1 and $0.4 million, respectively, lower for the first quarter 1999 as compared to 1998. Furthermore, the Super Heavy Haul market operating income was $0.4 million higher in 1999 as compared to 1998.


Operating and Other Expenses

Total operating expenses were approximately $68.7 million for the three months ended March 31, 1999 as compared to $71.4 million for the three months ended March 31, 1998. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits decreased 1.9% of revenue during the quarter ended March 31, 1999 as compared to the corresponding period in 1998. The decrease is primarily due to lower non-driver wage costs and lower driver wages due to an overall increase in the mix of contractor equipment.

Operating supplies decreased by 1.3% of revenue during the quarter ended March 31, 1999 as compared to the corresponding period in 1998 as a result of reduced fuel expenditures.

Management's Discussion and Analysis of Financial Conditions and
Results of Operations, Continued


Operating and Other Expenses, Continued


Brokerage expenses increased 1.1% of revenue from the quarter ended March 31, 1999 as compared to the corresponding period in 1998 consistent with the increase in brokerage revenue of 1.4% of revenue for the quarter ended March 1999 to 1998.

General supplies expenses increased by 0.7% of revenue for the quarter ended March 31, 1999 as compared to the corresponding period in 1998 primarily as a result of increased driver recruiting expenditures in 1999.

Revenue equipment rent expenses increased by 0.8% of revenue for the quarter ended March 31, 1999 as compared to the corresponding period in 1998 consistent with the increase relating to additional trailer rentals of $1.1 million pertaining to higher revenues at the Super Heavy Haul market.

The Company established a valuation allowance of $1.3 million relating to tax benefits associated with net operating loss carryforwards in the first quarter of 1999. In the first quarter of 1998, the Company recorded an income tax benefit of $1.0 million.


Liquidity and Capital Resources

Net cash provided by operating activities was $7.9 million in 1999 compared to $5.2 million in 1998. The increase is primarily due to improved management of working capital in the accounts payable cycle.

Net cash provided by investing activities was $0.1 million in 1999 compared to $2.7 million in 1998. The decrease in investing activity cash is primarily attributed to a decrease in proceeds from sale of assets and an increase in purchases of property and equipment.

Net cash used in financing activities was $4.8 million in 1999 compared to $6.2 million in 1998. The decrease in cash used in financing activities is primarily related to a term loan under its revolving credit facility in which the Company borrowed $2.8 million in 1999.


Capital Requirements

The Company estimates 1999 capital expenditures of approximately $11 million primarily related to the replacement of tractors and trailers. The Company estimates net proceeds from the sale of the equipment to amount to approximately $1.0 million. The Company intends to extend the maturities of approximately $6.0 million in tractor equipment under certain operating and capital lease obligations.


Maturity of the Senior Subordinated Notes

The Company has $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of March 31, 1999, which mature December 15, 2000. The Executive Committee of the Board of Directors and key management (the "Committee") have been mandated to evaluate the various options available to refinance the Notes and select the appropriate strategy to successfully execute a recapitalization plan.

Engagement of Investment Advisor

On May 10, 1999, the Company engaged BT Alex.Brown to assist in the formulation of the Company's recapitalization plan.

Management's Discussion and Analysis of Financial Conditions and
Results of Operations, Continued


Year 2000 Position Statement

The Company has evaluated its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment and testing phase of the Year 2000 project is complete and included both information technology equipment and non-information technology equipment. Based on its assessment and testing, the Company determined that it's critical software, hardware and information technology equipment was in compliance with Year 2000 requirements. However, at March 31, 1999, the Company was approximately 95% complete in the modification or replacement of the non-information technology equipment requiring remediation. The Company expects such remediation to be completed by August 1999. The Company does not believe the effect of the Year 2000 is likely to have a material adverse impact. The total estimated cost of the Year 2000 project was not material and is being funded by operating cash flows.

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




TRISM, INC.


                                      By:/s/Edward L. McCormick
                                      Edward L. McCormick
                                      Director, President and
                                      Chief Executive Officer




                                      By:/s/James G. Overley
                                      James G. Overley
                                      Senior Vice President of Finance,
                                      Chief Financial Officer and Treasurer







Date:     May 14, 1999

                              TRISM, INC.



                             Exhibit Index


Exhibit Number        Description                                 Page Number

  11                  Computation of basic and diluted earnings       15
                         per common share

  27                  Financial Data Schedule                         16