Form 10-Q
period 1999-06-30
TRISM INC /DE/
filed 1999-08-16
CIK 914480

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                  or

[   ]      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to

                    Commission file number 0-23210

                              TRISM, INC.
        (Exact name of registrant as specified in its charter)

            DELAWARE                                 13-3491658
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)



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

     [ X ] Yes      [    ] No

As of June 30, 1999, 5,702,137 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                                TRISM, INC

                             TABLE OF CONTENTS

          ITEM                                                      PAGE

Part I    FINANCIAL INFORMATION

          Item 1.  Financial Statements                               3
          Item 2   Management's Discussion and Analysis of            9
                   Financial Condition and Results of Operations


Part II   OTHER INFORMATION

          Item 1.  Legal Proceedings                                  6
          Item 6.  Exhibits and Reports on Form 8-K                  14

ITEM 1.    Financial Statements


                                       TRISM, Inc.
                              Consolidated Balance Sheets
                     As of June 30, 1999 and December 31, 1998
                              (In thousands, unaudited)


                                                                     June 30,       December 31,
                                                                      1999             1998
                                                                     ---------      -----------
ASSETS
Current assets:
     Cash and cash equivalents                                       $  1,797       $    2,029
     Restricted cash and insurance deposits                               848              847
     Accounts receivable, net of allowance for doubtful accounts
          of  $1,017 and $1,063 for 1999 and 1998, respectively        40,218           37,388
     Materials and supplies                                             1,080            1,389
     Prepaid expenses                                                  17,385           18,795
     Deferred income taxes                                              3,053            3,901
                                                                     ---------      -----------
          Total current assets                                         64,381           64,349

Property and equipment, at cost                                       198,039          193,953
Less:  accumulated depreciation and amortization                      (72,502)         (64,775)
                                                                     ---------      -----------
     Net property and equipment                                       125,537          129,178

Intangibles and other, net                                             19,172           19,624
Other                                                                     499              801
                                                                     ---------      -----------
          Total assets                                               $209,589       $  213,952
                                                                     =========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $  8,153       $    7,206
     Bank overdraft                                                     2,952            5,642
     Accrued expenses and insurance reserves                           11,502           11,832
     Accrued interest expense                                           5,607              580
     Current maturities of long-term debt:
          Principal payments                                           16,837           13,857
          Residual obligations on equipment debt                        1,667            4,014
          Long-term debt classified as current                        143,206                -
                                                                     ---------      -----------
               Total current liabilities                              189,924           43,131

Long-term debt, less current maturities                                     -          144,419
Insurance reserves                                                      7,221            6,702
Deferred income taxes                                                   3,053            3,901
                                                                     ---------      -----------
               Total liabilities                                      200,198          198,153
Stockholders' equity:
     Common stock; $.01 par; 10,000 shares authorized;
           issued 5,903 shares                                             59               59
     Additional paid-in capital                                        37,229           37,229
     Loans to stockholders                                                  -              (83)
     Accumulated deficit                                              (26,260)         (19,769)
     Treasury stock, at cost, 201 shares                               (1,637)          (1,637)
                                                                     ---------      -----------
               Total stockholders' equity                               9,391           15,799
                                                                     ---------      -----------
               Total liabilities and stockholders' equity            $209,589       $  213,952
                                                                     =========      ===========



       See accompanying notes to consolidated financial statements.





                                                 TRISM, Inc.
                                   Consolidated Statements of Operations
                       For the three and six months ended June 30, 1999 and 1998
                                (In thousands, except per share amounts, unaudited)



                                                                    Three Months Ended              Six Months Ended
                                                                    1999          1998              1999           1998
                                                                 ---------      ---------      ------------    -----------
Revenues                                                         $  72,170      $ 77,193       $   140,800     $  149,322

Operating expenses:
   Salaries, wages and fringe benefits                              25,610        28,894            51,027         56,917
   Operating supplies and expenses                                  10,119        10,493            19,556         21,409
   Contractor equipment                                              7,369         5,877            13,973         11,178
   Brokerage carrier expense                                         6,686         4,512            11,803          9,136
   Operating taxes and licenses                                      5,789         6,951            11,913         13,542
   Depreciation and amortization                                     4,976         5,006            10,106         10,055
   General supplies and expenses                                     3,534         3,792             7,397          7,354
   Claims and insurance                                              3,029         2,259             5,174          4,685
   Revenue equipment rents                                           2,511         3,454             6,154          6,665
   Communications and utilities                                      1,072         1,366             2,241          2,639
   Loss on disposition of assets                                       102           121               134            538
   Non-recurring expenses                                               99           402                99            402
                                                                 ---------      ---------      ------------    -----------
          Total operating expenses                                  70,896        73,127           139,577        144,520

Operating income                                                     1,274         4,066             1,223          4,802

   Interest expense, net                                             3,677         3,558             7,272          7,210

   Other expense, net                                                  243           193               441            273
                                                                 ---------      ---------      ------------    -----------
Income (loss) before income tax benefit                             (2,646)          315            (6,490)        (2,681)

   Income tax expense (benefit)                                          -           110                 -           (939)
                                                                 ---------      ---------      ------------    -----------
Net income (loss)                                                $  (2,646)     $    205       $    (6,490)     $  (1,742)
                                                                 ==========     =========      ============     ==========

Basic earnings (loss) per share                                  $   (0.46)     $   0.04       $     (1.14)     $   (0.30)
                                                                 ==========     =========      ============     ==========

Diluted earnings (loss) per share                                $   (0.46)     $   0.04       $     (1.14)     $   (0.30)
                                                                 ==========     =========      ============     ==========
Weighted average number of shares used in
   computation of basic and diluted earnings (loss) per share        5,702         5,724             5,702          5,724
                                                                 ==========     =========      ============     ==========


       See accompanying notes to consolidated financial statements.





                                   TRISM, Inc.
                        Consolidated Statements of Cash Flows
                 For the six months ended June 30, 1999 and 1998
                             (In thousands, unaudited)


                                                                                  1999         1998
                                                                               ---------     --------
Cash flows from operating activities:
     Net loss                                                                  $ (6,490)     $(1,742)

     Adjustments to reconcile net loss to net cash provided
              by operating activities:
          Depreciation and amortization                                          10,612       10,441
          Loss on disposition of assets                                             134          538
          Provision for losses on accounts receivable                               121          404
          Deferred gain on sale-leaseback                                          (129)        (129)
          Deferred  income taxes                                                      -         (939)
          Changes in assets and liabilities:
               Accounts receivable                                               (2,892)         789
               Prepaid expenses                                                   1,719         (769)
               Accrued expenses and insurance reserves                              447       (1,157)
               Accrued interest expense, net                                      4,635           10
               Accounts payable                                                     952         (363)
               Other                                                                240         (130)
                                                                               ---------     --------
                    Net cash provided by operating activities                     9,349        6,953
                                                                               ---------     --------
Cash flows from investing activities:
     Proceeds from sale of assets                                                 1,959        4,773
     Purchases of property and equipment                                         (2,691)      (1,923)
     Other, net                                                                     170          595
                                                                               ---------     --------
                    Net cash (used in) provided by investing activities            (562)       3,445
                                                                               ---------     --------
Cash flows from financing activities:
     Net proceeds (repayment) under revolving credit agreement                     (346)         826
     Repayment of long-term debt and capital lease obligations                   (8,533)     (11,898)
     Issuance of long-term debt                                                   2,750            -
     Decrease in bank overdrafts                                                 (2,690)        (260)
     Payment of financing fees                                                      (74)
     Payment of deferred loan costs                                                (209)           -
     Collection of stockholder receivable                                            83            -
     Purchase of treasury stock                                                       -          (87)
                                                                               ---------     --------
                    Net cash used in financing activities                        (9,019)     (11,419)
                                                                               ---------     --------
Decrease in cash and cash equivalents                                              (232)      (1,021)
Cash and cash equivalents, beginning of period                                    2,029        6,271
                                                                               ---------     --------
Cash and cash equivalents, end of period                                       $  1,797      $ 5,250
                                                                               =========     ========
Supplemental cash flow information:
 Cash paid during the period for:
    Interest (non-capitalized)                                                 $  1,355      $ 7,679
                                                                               =========     ========
    Capital lease equipment purchases and borrowings                           $  5,549      $ 3,785
                                                                               =========     ========



       See accompanying notes to consolidated financial statements.




                                TRISM, Inc.
                Notes to Consolidated Financial Statements


Accounting Policies

The 1998 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the periods ended June 30, 1999 and 1998, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1998 accounts to reflect classifications adopted in 1999.

Long-Term Indebtedness

The Company had approximately $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of June 30, 1999, which mature December 15, 2000. The Executive committee of the board of Directors and key management (the "Committee") were mandated to evaluate the various options available to refinance the Notes and select the appropriate strategy to successfully execute a recapitalization plan.

The Company has classified all of its outstanding indebtedness as current. As described below, the Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. This Event of Default caused other technical defaults under other secured borrowing arrangements, including the Company's revolving credit facility ("Revolver"). The Company executed a Forbearance Agreement with its working capital lender on August 1, 1999 which states that the working capital lender will not exercise any remedy available under the terms of the Revolver until the earlier of September 30, 1999 or occurrence of additional items of default. The company is required under the Forbearance Agreement to maintain a minimum of $5 million in availability under the Revolver during the forbearance period.

On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. The Company expects that this agreement will significantly reduce its existing long-term debt, pay all of its other debt in full, and fully satisfy its trade and leasing obligations in accordance with their terms. The agreement in principle is subject to execution of definitive documentation, and is to be affected pursuant to a pre-arranged plan, which may require court approval.

Pursuant  to the restructuring agreement, the Notes will be converted  into
(i) new notes in the aggregate principal amount of $30 million, due 2004, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 2000), and (ii) 95% of the new common equity of TRISM to be issued post-recapitalization, prior to dilution respecting a contemplated management stock incentive program. TRISM's existing common stock will be converted into 5% of the new common equity to be issued post-recapitalization, prior to dilution.

As a result of the Events of Default under the Indenture to the Notes and the other secured borrowing arrangements, and pending the completion of the debt restructuring, the Company has recorded all liabilities in default as current liabilities in the June 30, 1999 consolidated balance sheet.

Revolving Credit Facility

Cash and Availability under the Revolver was approximately $9.4 million at June 30, 1999, net of a reduction for outstanding letters of credit of approximately $12.1 million.

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

Heavy Haul

This segment consists of Trism Specialized Carriers, Inc. ("TSC"), the Company's largest operating segment, specializing in the transportation of over-sized and over-dimensional loads throughout the United States, Canada, and Mexico. The largest markets for Heavy Haul are manufacturers of large machinery and equipment, suppliers and contractors to industrial and public construction, importers of industrial durable goods and the U.S. Government. Also, the Company entered the Super Heavy Haul market in 1997 through its strategic alliance with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation. The Super Heavy Haul market allows for the transportation of freight in excess of 80 tons up to 10,000 tons.


Secured Materials

The Secured Materials segment consists of the following: Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo") and C.I. Whitten Transfer ("CIW"), and is characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military munitions, commercial explosives, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the United States government and various governmental agencies, waste generators, and environmental clean-up firms.

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

The operating companies within the Secured Materials group have operating authority in the continental United States and certain provinces of Canada. In addition, the group maintains trailer interchange agreements with certain Mexican carriers.

Logistics

The Trism Logistics, Inc. ("TLI") segment specializes in the management of freight by truck (particularly in the hazardous waste market). TLI's client base includes engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies. In September of 1998, TLI began operations to provide logistics services to the rail industry through its intermodal division.

A summary of segment information is presented below (in thousands):



Operating Revenue
                                         Three Months Ended                 Six Months Ended
Segment                                  1999           1998                1999            1998
Heavy Haul                           $  49,626       $  53,865          $   99,320       $  102,645
Secured Materials                       22,561          24,878              42,596           49,205
Trism Logistics                          3,442           1,816               5,244            4,129
Eliminations and other                  (3,459)         (3,366)             (6,360)          (6,657)
                                     ----------      ----------         -----------      -----------
Consolidated                         $  72,170       $  77,193          $  140,800       $  149,322
                                     ==========      ==========         ===========      ===========

Operating Income
                                         Three Months Ended                 Six Months Ended
Segment                                  1999            1998                1999            1998
Heavy Haul                           $     663       $   3,016          $    1,271       $    3,223
Secured Materials                          513           1,031                (339)           1,362
Logistics                                   98              19                 291              217
                                     ----------      ----------         -----------      -----------
Consolidated                         $   1,274       $   4,066          $    1,223       $    4,802
                                     ==========      ==========         ===========      ===========
Interest expense, net                    3,677           3,558               7,272            7,210
Other expense, net                         243             193                 441              273
                                     ----------      ----------         -----------      -----------
Loss before income taxes             $  (2,646)      $     315          $   (6,490)      $   (2,681)
                                     ==========      ==========         ===========      ===========


Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements in this Form 10-Q include information that is forward-looking, such as the Company's opportunities to reduce overhead costs and increase operational efficiency, its anticipated liquidity and capital requirements, the results of legal proceedings, and the possible restructuring of the Company as contemplated by the agreement in principle reached with representatives of certain Note holders.

The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. In addition, there can be no assurance that the restructuring will occur as described or at all. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1998 and quarter ended June 30, 1999.

The   following  table  summarizes  certain  financial  information  on   a
percentage of revenue basis for the three and six months ended June 30, 1999 and 1998.



                                                     Three Months Ended         Six Months Ended
                                                     1999          1998         1999         1998
                                                    ------        ------       ------       ------
Percentage of Revenue Basis:

Operating Revenue:                                  100.0         100.0        100.0        100.0
                                                    ------        ------       ------       ------
Operating Expenses:
   Salaries, wages and fringe benefits               35.5          37.4         36.2         38.1
   Operating supplies and expenses                   14.0          13.6         13.9         14.3
   Contractor equipment                              10.2           7.6          9.9          7.5
   Brokerage carrier expense                          9.3           5.8          8.4          6.1
   Operating taxes and licenses                       8.0           9.0          8.5          9.1
   Depreciation and amortization                      6.9           6.5          7.2          6.7
   General supplies and expenses                      4.9           4.9          5.3          4.9
   Claims and insurance                               4.2           2.9          3.7          3.1
   Revenue equipment rents                            3.5           4.5          4.4          4.5
   Communications and utilities                       1.5           1.8          1.6          1.8
   Loss on disposition of assets                      0.1           0.2          0.1          0.4
   Non-recurring expenses                             0.1           0.5          0.1          0.3
                                                    ------        ------       ------       ------
          Total operating expenses                   98.2          94.7         99.3         96.8

Income from operations                                1.8           5.3          0.7          3.2

Interest expense, net                                 5.1           4.6          5.2          4.8

Other expense, net                                    0.3           0.3          0.3          0.2
                                                    ------        ------       ------       ------
Income (loss) before income taxes                    (3.6)          0.4         (4.8)        (1.8)

Income tax expense (benefit)                            -           0.1            -         (0.6)
                                                    ------        ------       ------       ------

        Net income (loss)                            (3.6)          0.3         (4.8)        (1.2)
                                                    ======        ======       ======       =======


Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Summary of Second Quarter 1999 Results

Net loss for the quarter ended June 30, 1999, amounted to $2.6 million or $0.46 per basic share compared to a net earnings of $0.2 million or $0.04 per basic share in the second quarter of 1998. The results for the second quarter of 1999 include the full reserve for additional tax benefits associated with the net operating loss carry-forwards in the amount of $0.9 million, or $.16 per share. Furthermore, second quarter operating results were negatively impacted by lower asset productivity in both the Heavy Haul and Secured segments. The Company reduced its average owned tractor capacity by 130 units from the second quarter of 1998. Additionally, the Heavy Haul and Secured segments were negatively impacted by lower freight volume.

Operating Revenue

Second Quarter 1999 as compared to the Second Quarter of 1998

Operating revenue decreased $5.0 million, or 6.5% from the second quarter of 1998 to the second quarter 1999. Revenue per loaded mile was $1.76 for the quarter ended June 30, 1999 and 1998. Additionally, operating revenues were impacted by a decline in the load ratio of 0.2% and total miles driven of approximately 5.0 million from the second quarter of 1998 to the second quarter of 1999.

The Secured segment was affected by continued competitive market conditions in the munitions and hazardous waste markets which negatively impacted asset productivity. In addition, the Heavy Haul segment was impacted by lower demand, load ratio and asset productivity. The Logistics segment revenues increased by $1.6 million, primarily as a result of the intermodal division which began operations in September of 1998.


Six Months Ended June 30, 1999 as compared to Six Months Ended June 30,
1998

Operating revenue decreased $8.5 million, or 5.7% for the six months ended June 30, 1999 as compared to 1998. Revenue per loaded mile was $1.74 for the six months ended June 30, 1999 as compared to $1.75 for the six months ended June 30, 1998. The Company's load ratio and total miles driven also declined by 0.1% and 8.8 million miles from the six months ended June 30, 1998 to the same period in 1999.

For  the  six months ended June 30, 1999 and 1998, the Secured segment  was impacted by a decline in the higher margin government munitions and hazardous waste business of approximately $1.9 million and $6.5 million, respectively. The foregoing revenue declines were partially offset by an increase in general freight business that traditionally has lower profit margins. The Heavy Haul segment was impacted from lower asset productivity and lower demand. The Logistics segment positively impacted revenue with an increase of $1.1 million during 1999.

Operating Income

Second Quarter 1999 as compared to the Second Quarter of 1998

Operating income for the three months ended June 30, 1999, was $1.3 million compared to $4.1 million in 1998. The decline in operating revenue of $5.0 million negatively impacted operating income by $2.4 million primarily as a result of fewer miles driven.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher fuel costs of $0.4 million; (b) higher contractor equipment costs of $0.7 million as a result of increased miles driven by contractor equipment; (c) higher maintenance charges of $0.5 million resulting from an increase in the overall age of the tractor and trailer fleet; and (d) higher claims and insurance costs of $0.6 million primarily as a result of accidents relating to cargo claims.

Furthermore, certain positive cost variances increased operating income in the second quarter of 1999 as compared to the second quarter of 1998 as follows: (a) lower general supplies and expenses of $0.2 million; (b) lower fixed freight operating costs of $1.7 million resulting from reduced tractor and trailer fleet size and lower general and administrative costs; and (c) higher Logistics segment operating income of $0.1 million primarily relating to the intermodal division.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Operating Income, Continued

Six  Months Ended June 30, 1999  as  compared to Six Months Ended June 30,
1998

Operating income for the six months ended June 30, 1999 was $1.2 million as compared to $4.8 million in 1998. The decline in operating revenue of $8.5 million negatively impacted operating income by $4.1 million primarily as a result of fewer miles driven.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher fuel costs of $0.3 million; (b) higher contractor equipment costs of $1.1 million as a result of increased miles driven by contractor equipment; (c) higher maintenance charges of $0.7 million resulting from an increase in the overall age of the tractor and trailer fleet; and (d) higher claims and insurance costs of $0.5 million as result of higher frequency of accidents relating to cargo claims.

Furthermore, certain positive cost variances increased operating income for the six months ended June 30, 1998 as compared to the same period in 1998 as follows: (a) lower fixed freight operating costs of $2.7 resulting from reduced tractor and trailer fleet size and lower general and administrative costs; (b) lower loss on disposition of assets of $0.4 million; and (c) higher Logistics segment operating income of $0.1 million.

Operating and Other Expenses

Total operating expenses were approximately $70.9 million for the three months ended June 30, 1999 and $139.6 million for the six months ended June 30, 1999 as compared to $73.1 million for the three months ended June 30, 1998 and $144.5 million for the six months ended June 30, 1998. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits decreased 1.9% of revenue during the quarter and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease is primarily due to lower non-driver wage costs and lower driver wages due to an overall increase in the use of independent contractors.

Operating supplies increased by 0.4% for the three months ended June 30, 1999 as compared to the same period in 1998, due to an increase in fuel price per gallon and lower tractor fuel economy resulting from an increase in the age of the tractor fleet. For the six months ended June 30, 1999, operating supplies decreased by 0.4% due to lower fuel prices during the first three months of 1999 as compared to the same period in 1998.

Brokerage expenses increased by 3.5% and 2.3 % of revenue from the quarter and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Brokerage revenue as a percentage of overall revenues increased
3.8% and 2.7% of revenue for the quarter and six months ended June 30, 1999.

Claims and insurance expenses increased by 1.3% and 0.6% of revenue for the quarter and six months ended June 30, 1999 as compared to the corresponding periods in 1998 primarily as a result of increased cargo claims.

Revenue equipment rent expenses decreased by 1.0% and increased by 0.1% of revenue for the quarter and six months ended June 30, 1999 as compared to the corresponding periods in 1998 consistent with the decrease in the average number of tractors under operating leases for the quarter ended 1999. The six months ended 1999 increase relates to additional trailer rentals of $1.1 million pertaining to additional revenues in the Super Heavy Haul market.

The Company established a valuation allowance of $0.9 and $2.2 million relating to tax benefits associated with net operating loss carryforwards for the quarter and six months ended of 1999. In 1998, the Company recorded an income tax expense of $0.1million and an income tax benefit of $0.9 million for the quarter and six months ended.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Liquidity and Capital Resources

Net cash provided by operating activities was $9.3 million in 1999 compared to $6.9 million in 1998. The increase is primarily due to the non-payment of the scheduled interest payment due on June 15, 1999 of $4.6 million on the Company's 10-3/4% senior subordinated notes.

Net cash used by investing activities was $0.6 million in 1999 compared to cash provided of $3.4 million in 1998. The decrease in investing activities is primarily attributed to a decrease in proceeds from sale of assets due to the expiration and replacement of operating lease tractors.

Net cash used in financing activities was $9.0 million in 1999 compared to $11.4 million in 1998. The decrease in cash used in financing activities is primarily related to a term loan under its revolving credit facility in which the Company borrowed $2.8 million in 1999.

See "Long-Term Indebtedness" below for a discussion of the Company's revolving credit facility.


Capital Requirements

The Company does not anticipate material additional capital expenditures during the remainder of 1999. The Company intends to extend the maturities of approximately $3.0 million in tractor equipment under certain operating and capital lease obligations.

Long-Term Indebtedness

The Company had approximately $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of June 30, 1999, which mature December 15, 2000. The Executive committee of the board of Directors and key management (the "Committee") were mandated to evaluate the various options available to refinance the Notes and select the appropriate strategy to successfully execute a recapitalization plan.

The Company has classified all of its outstanding indebtedness as current. As described below, the Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. This Event of Default caused other technical defaults under other secured borrowing arrangements, including the Company's revolving credit facility
("Revolver"). The Company executed a Forbearance Agreement with its working capital lender on August 1, 1999 which states that the working capital lender will not exercise any remedy available under the terms of the Revolver until the earlier of September 30, 1999 or occurrence of additional items of default. The company is required under the Forbearance Agreement to maintain a minimum of $5 million in availability under the Revolver during the forbearance period.

On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. The Company expects that this agreement will significantly reduce its existing long-term debt, pay all of its other debt in full, and fully satisfy its trade and leasing obligations in accordance with their terms. The agreement in principle is subject to execution of definitive documentation, and is to be affected pursuant to a pre-arranged plan, which may require court approval.

Pursuant  to  the restructuring agreement, the Notes will be converted into
(i) new notes in the aggregate principal amount of $30 million, due 2004, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 2000), and (ii) 95% of the new common equity of TRISM to be issued post-recapitalization, prior to dilution respecting a contemplated management stock incentive program. TRISM's existing common stock will be converted into 5% of the new common equity to be issued post-recapitalization, prior to dilution.

As a result of the Events of Default under the Indenture to the Notes and the other secured borrowing arrangements, and pending the completion of the debt restructuring, the Company has recorded all liabilities in default as current liabilities in the June 30, 1999 consolidated balance sheet.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Year 2000 Position Statement

The Company has evaluated its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment and testing phase of the Year 2000 project is complete and included both information technology equipment and non-information technology equipment. Based on its assessment and testing, the Company determined that it's critical software, hardware and information technology equipment was in compliance with Year 2000 requirements. However, at June 30, 1999, the Company was approximately 95% complete in the modification or replacement of the non-information technology equipment requiring remediation. The Company expects such remediation to be completed by August 1999. The Company does not believe the effect of the Year 2000 on its systems is likely to have a material adverse impact. The total estimated cost of the Year 2000 project was not material and is being funded by operating cash flows.

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


Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives are recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect on consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.

Item 6.   Exhibits and Reports on Form 8-K



     A.   Exhibits

          The following exhibit is filed as part of this report.


          Designation            Nature of Exhibit

               10                Forbearance Agreement

               11                Computation of Basic and Diluted
                                 earnings (loss) per share

               27                Financial Data Schedule



     B.   Reports on Form 8-K

          During the quarter covered by this report there were three reports on Form 8-K filed.

          I.   Other Events - Filed on June 14, 1999

                Omit Interest Payment on Senior Subordinated
                Notes

                On June 10, 1999, the Registrant issued a press release, included as an exhibit to the Form 8-K, that the Board of Directors of the Company determined that the Company would not make the June 15, 1999 interest payment aggregating $4.6 million on its 10 3/4% Senior Subordinated Notes due 2000.

          II.   Other Events - Filed on July 26, 1999

                Agreement in Principle to Restructure Debt

                On July 15, 1999, the Registrant issued a press release, included as an exhibit to the Form 8-K, announcing that it had reached an agreement in principle with the steering committee representing major holders of the Registrant's approximately $86.2 million of 10 3/4% Senior Subordinated Notes due 2000.

          III. Other Events - Filed on July 26, 1999

                Trism, Inc. to be traded on the OTC Bulletin Board

                On July 21, 1999, the Registrant issued a press release, included as an exhibit to the Form 8-K, announcing that the Company's Common Stock will no longer be listed on the NASDAQ Stock Market.


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




                                TRISM, INC.


                                         By:/s/Edward L. McCormick
                                         Edward L. McCormick
                                         Director, President and
                                         Chief Executive Officer




                                         By:/s/James G. Overley
                                         James G. Overley
                                         Senior Vice President of Finance,
                                         Chief Financial Officer and
                                         Treasurer






Date:     August 16, 1999

                                TRISM, INC.



                               Exhibit Index


Exhibit Number     Description                                  Page Number

    11             Computation of basic and diluted earnings         17
                   per common share

    27             Financial Data Schedule                           18

    10             Forbearance Agreement                             19