Form 10-Q
period 1999-09-30
TRISM INC /DE/
filed 1999-11-15
CIK 914480

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q
                                -----------


(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

                                   or

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______ to__________


                         Commission file number 0-23210

                                 TRISM, INC.
                           (DEBTOR-IN-POSSESSION)
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

As of September 30, 1999, 5,702,137 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

                                  TRISM, INC.
                           (DEBTOR-IN-POSSESSION)
                              TABLE OF CONTENTS

        ITEM                                                    PAGE

Part I	FINANCIAL INFORMATION
                                                                  3
        Item 1. Financial Statements
        Item 2. Management's Discussion and Analysis of          10
		Financial Condition and Results of Operations



Part II	OTHER INFORMATION

        Item 1. Legal Proceedings                                 6
        Item 3. Defaults Upon Senior Securities                  16
        Item 6. Exhibits and Reports on Form 8-K                 16


ITEM 1.    Financial Statements

                                TRISM, Inc.
                         (DEBTOR-IN-POSSESSION)
                       Consolidated Balance Sheets
              As of September 30, 1999 and December 31, 1998
                         (In thousands, unaudited)

                                                                                   September 30,      December 31,
                                                                                        1999               1998
                                                                                        ----               ----
ASSETS
Current assets:
     Cash and cash equivalents                                                     $     1,078        $     2,029
     Restricted cash and insurance deposits                                                845                847
     Accounts receivable, net of allowance for doubtful accounts
          of  $1,094 and $1,063 for 1999 and 1998, respectively                         38,905             37,388
     Materials and supplies                                                              1,179              1,389
     Prepaid expenses                                                                   16,567             18,795
     Deferred income taxes                                                               3,089              3,901
                                                                                       --------           ---------
          Total current assets                                                          61,663             64,349

Property and equipment, at cost                                                        190,339            193,953
Less:  accumulated depreciation and amortization                                       (70,840)           (64,775)
                                                                                       --------           ---------
     Net property and equipment                                                        119,499            129,178

Intangibles and other, net                                                              18,114             19,624
Other                                                                                      625                801
                                                                                       --------           ---------

          Total assets                                                             $   199,901        $   213,952
                                                                                       =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
     Accounts payable                                                              $     8,798        $     7,206
     Bank overdraft                                                                      1,312              5,642
     Accrued expenses and insurance reserves                                            12,182             12,412
     Current maturities of long-term debt:
          Principal payments                                                            14,818             13,857
          Residual obligations on equipment debt                                         3,999              4,014
          Long-Term debt classified as current                                          49,928                -
                                                                                       --------           --------
           Total current liabilities                                                    91,037             43,131


Long-term debt, less current maturities                                                    -              144,419
Insurance reserves                                                                       7,431              6,702
Deferred income taxes                                                                    3,089              3,901
                                                                                       --------          ---------
               Total liabilities not subject to compromise                             101,557            198,153

LIABILITIES SUBJECT TO COMPROMISE (All Current):
Long term debt - senior subordinated notes, 10.75%                                      86,230                -
Accrued interest expense on senior subordinated notes                                    7,757                -
                                                                                       --------           ---------
               Total liabilities subject to compromise                                  93,987                -

Stockholders' equity:
     Common stock; $.01 par; 10,000 shares authorized;
           issued 5,903 shares                                                              59                 59
     Additional paid-in capital                                                         37,243             37,229
     Loans to stockholders                                                                 -                  (83)
     Accumulated deficit                                                               (31,308)           (19,769)
     Treasury stock, at cost, 201 shares                                                (1,637)            (1,637)
                                                                                       ---------          ---------
               Total stockholders' equity                                                4,357             15,799
                                                                                       =========          =========
               Total liabilities and stockholders' equity                          $   199,901        $   213,952
                                                                                   ===========        ============
See accompanying notes to consolidated financial statements.


ITEM 1.    Financial Statements, Continued


                                    TRISM, Inc.
                               (DEBTOR-IN-POSSESSION)
                       Consolidated Statements of Operations
          For the three and nine months ended September 30, 1999 and 1998
                (In thousands, except per share amounts, unaudited)

                                                                            Three Months Ended           Nine Months Ended
                                                                                 1999          1998          1999         1998
                                                                                 -----         ----          ----        ------
Revenues                                                                     $  69,606        75,170       210,406       224,492

Operating expenses:
   Salaries, wages and fringe benefits                                          24,175        28,506        75,271       85,423
   Operating supplies and expenses                                               9,939        10,172        29,495       31,580
   Contractor equipment                                                          7,041         6,134        20,944       17,312
   Brokerage carrier expense                                                     7,695         5,243        19,498       14,379
   Operating taxes and licenses                                                  5,568         6,959        17,482       20,501
   Depreciation and amortization                                                 4,655         4,871        14,761       14,926
   General supplies and expenses                                                 3,984         3,672        11,381       11,025
   Revenue equipment rents                                                       2,502         3,590         8,656       10,255
   Claims and insurance                                                          2,348         2,497         7,523        7,182
   Communications and utilities                                                  1,086         1,178         3,327        3,819
   (Gain) loss on disposition of assets                                           (136)          379            (3)         917
   Non-recurring expenses                                                          -             350            99          752
                                                                                ------        ------       --------     --------
          Total operating expenses                                              68,857        73,551       208,434      218,071

Operating income                                                                   749         1,619        1,972         6,421

   Interest expense, net                                                         3,230         3,550       10,500        11,147

   Other expense, net                                                               68           114          509           -

   Reorganization items:
        Loss on write-off of deferred
        debt issuance costs                                                        750            -            750           -
        Financial restructuring costs                                            1,748            -          1,748           -
                                                                                 -----        --------      ------       --------

Loss before income tax benefit
   and extraordinary item                                                       (5,047)       (2,045)      (11,535)      (4,726)

   Income tax benefit                                                              -            (715)         -          (1,654)
                                                                                 -----        --------      ------       --------
Loss before extraordinary item                                                  (5,047)       (1,330)     (11,535)       (3,072)
                                                                                 -----        --------      ------       --------
   Extraordinary item, gain on extinguishment
      of debt, net of income taxes of $841                                                     1,563          -           1,563
                                                                                 -----        --------      ------       --------

Net earnings (loss)                                                          $  (5,047)          233      (11,535)       (1,509)
                                                                                 ======          ====     ========       ========
Basic earnings (loss) per share
   Loss before extraordinary item                                            $   (0.89)        (0.23)       (2.02)        (0.53)
   Extraordinary item                                                              -            0.27          -            0.27
                                                                                 -----          ----      --------       -------
   Net earnings (loss)                                                       $   (0.89)         0.04        (2.02)        (0.26)
                                                                                 ======          ====     ========       ========
Diluted earnings (loss) per share
   Loss before extraordinary item                                            $   (0.89)        (0.23)       (2.02)        (0.53)
   Extraordinary item                                                              -            0.27          -            0.27
                                                                                --------        -----     --------      ---------
   Net earnings (loss)                                                       $   (0.89)         0.04        (2.02)        (0.26)
                                                                                 ======         ====       =======       ========
Weighted average number of shares used in
   computation of basic and diluted
   earnings (loss) per share                                                     5,702         5,719        5,702         5,719
                                                                             ==========       =======      =======      ========



See accompanying notes to consolidated financial statements.


ITEM 1.    Financial Statements, Continued


                                 TRISM, Inc.
                          (DEBTOR-IN-POSSESSION)
                     Consolidated Statements of Cash Flows
          For the nine months ended September 30, 1999 and 1998
                         (In thousands, unaudited)

                                                                                                      1999            1998
Cash flows from operating activities:
     Net loss                                                                                       (11,535)      $ (1,509)

     Adjustments to reconcile net loss to net cash provided
        by operating activities:
          Depreciation and amortization                                                              15,494         15,553
          Loss on disposition of assets                                                                  (3)           917
          Provision for losses on accounts receivable                                                   180            488
          Deferred gain on sale-leaseback                                                              (151)          (194)
          Deferred  income taxes                                                                        -             (813)
          Extraordinary gain, net                                                                       -           (1,563)
         Changes in assets and liabilities:
               Accounts receivable                                                                   (1,733)         1,662
               Prepaid expenses                                                                       2,405           (669)
               Accrued expenses and insurance reserves                                                1,853          3,599
               Accrued interest expense, net                                                          6,566             10
               Accounts payable                                                                       1,761         (2,076)
               Other                                                                                   (582)           642
                    Net cash provided by operating activities before
                                                                                                     ------         ------
                       reorganization items                                                          14,255         16,047
                                                                                                     ------         ------

Cash flows from operating activities relating to reorganization items:
          Write-off of deferred debt issuance costs                                                     750            -
                                                                                                     ------         -------
                    Net cash provided by operating activities                                        15,005         16,047
                                                                                                     ------         -------

Cash flows from investing activities:
     Proceeds from sale of assets                                                                     4,905         10,098
     Purchases of property and equipment                                                             (2,839)        (3,296)
     Other, net                                                                                         (71)           317
                                                                                                      ------        -------
                    Net cash (used in) provided by investing activities                               1,995          7,119
                                                                                                      ------        -------

Cash flows from financing activities:
     Net proceeds (repayment) under revolving credit agreement                                       (1,514)           194
     Repayment of long-term debt and capital lease obligations                                      (13,949)       (27,039)
     Issuance of long-term debt                                                                       1,830            -
     Decrease in bank overdrafts                                                                     (4,330)        (1,583)
     Payment deferred loan costs                                                                        (83)           -
     Other, net                                                                                          95            (88)
                                                                                                     -------        --------
                    Net cash used in financing activities                                           (17,951)       (28,516)
                                                                                                    --------       --------

Decrease in cash and cash equivalents                                                                  (951)        (5,350)
Cash and cash equivalents, beginning of period                                                        2,029          6,271
                                                                                                      ======         ======

Cash and cash equivalents, end of period                                                          $   1,078       $    921
                                                                                                  ==========      =========
Supplemental cash flow information:

Cash paid during the period for interest                                                          $   4,397       $  8,772
                                                                                                   =========      =========
Equipment purchases and borrowings                                                                $   8,196       $ 15,781
                                                                                                   =========      ========
Conversion of capital lease to an operating lease                                                 $   1,880       $    -
                                                                                                   =========      =========

See accompanying notes to the consolidated financial statements.


                                 TRISM, Inc.
                          (DEBTOR-IN-POSSESSION)
                 Notes to Consolidated Financial Statements


Accounting Policies

The 1998 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the periods ended September 30, 1999 and 1998, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1998 accounts to reflect classifications adopted in 1999.

Recent Developments

The Company has approximately $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of September
30, 1999, which mature December 15, 2000. The Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. This Event of Default caused other technical defaults under other secured borrowing arrangements, including the Company's revolving credit facility.

On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. On September 10, 1999, the Company executed a restructuring agreement with the steering committee. The Company expects the agreement will significantly reduce its existing long-term debt, pay all of its other debt in full, and fully satisfy its trade and leasing obligations in accordance with their terms.

The agreement provides for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due 2004, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 2000), and (ii) 95% of the new common equity of TRISM to be issued post-recapitalization, prior to dilution respecting a contemplated management stock incentive program. TRISM's existing common stock will be converted into 5% of the new common equity to be issued post-recapitalization, prior to dilution.

On September 16, 1999, the Company filed (the"Filing") for protection under Chapter 11 of the United States Bankruptcy Code (the "Code") in the State of Delaware. The Company is operating as Debtor-in-Possession ("DIP") under the Code. Subsequent to the Filing, the Company obtained a $42.4 million senior secured super priority DIP credit facility to meet its ongoing working capital needs and replace its pre-petition revolving credit facility. The DIP facility provides for borrowings up to $35 million on a revolving credit facility, with availability depending upon a borrowing base formula based on accounts receivable. Additionally, the DIP facility provides additional borrowings capacity of $2.4 million to refinance an existing term loan secured by five hundred and forty-one trailers and an incremental $5 million of borrowings, if drawn, to be secured by identified real property and other unencumbered trailers. The borrowings bear interest rates ranging from prime rate plus .25% to .50% or from LIBOR rates plus 2.25% to 2.50%. The DIP facility matures at the earliest of: (a) the six-month anniversary of the effective date of the credit agreement; (b) the date the lender has terminated the right of the Company to receive advances or accommodations for letters of credit based upon certain conditions of Default; (c) the date of prepayment in full by the Company; (d) the date a plan of reorganization in the Chapter 11 case becomes effective; and (e) the date on which a disclosure statement attendant to a plan of reorganization filed by anyone except the Company is approved by the U.S. Bankruptcy Court. The DIP facility was approved by the Court on October 11, 1999. The Company intends to seek financing for a revolving credit facility upon post-reorganization.

On October 25, 1999, the Court signed an order approving the second amended disclosure statement for a joint plan of reorganization. As noted earlier, the plan of reorganization contemplates the exchange of $86.2 million of senior subordinated notes for $30.0 million of new notes and 95% of the new common equity of the Company to be issued post-recapitalization. All of the Company's other obligations are expected to be fully satisfied in accordance with their terms. The Company distributed proxy materials to all holders of record as of October 21, 1999, for outstanding

Notes and equity security holders. The deadline to vote on the plan of reorganization, and file and serve objections to the confirmation of the plan reorganization is December 1, 1999.

As a result of the Events of Default under the Notes and the other secured borrowing arrangements, and pending the completion of the debt restructuring, the Company has recorded all liabilities in default as current liabilities in the September
30, 1999 consolidated balance sheet.

Accounting and Reporting Requirements During Bankruptcy

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company is required to report liabilities subject to compromise. In the case of Trism, Inc., the Notes and the related accrued interest are reflected as liabilities subject to compromise. The Company's plan of reorganization contemplates full satisfaction of all other secured, trade and leasing obligations.
Furthermore, the Bankruptcy Court granted the Company approval to pay pre-petition secured and leasing obligations and certain essential pre-petition trade creditors during the proceeding.

In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, the Company recorded interest expense for its DIP credit facility and secured debt obligations subsequent to the bankruptcy filing. The difference between the reported interest expense and the contractual interest expense was $0.4 million for the three and nine months ended September 30, 1999, and relates to the Notes. The Company recorded interest expense for all long-term debt obligations prior to the Filing.

Reorganization Items

In accordance with SOP 90-7, the Consolidated Statements of Operations should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items.
In the accompanying Consolidated Statements of Operations for the three and nine months ending September 30, 1999, the Company wrote-off $0.75 million of deferred debt issuance costs related to the pre-petition revolving credit facility and the outstanding Notes. Furthermore, the Company incurred financial restructuring costs of $1.7 million for the three and nine months ended September 30, 1999.


Long-Term Indebtedness and DIP Credit Facility

The Company had approximately $86.2 million of Notes outstanding as of September 30, 1999, which mature December 15, 2000. The Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. The accrued interest due as of September 30, 1999 under the Notes was $7.8 million.

On September 16, 1999, the Company filed a Plan of Reorganization with the United States Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code. The Company secured a $42.4 million DIP facility which was approved by the Court on October 11, 1999. Cash and availability under the DIP facility was approximately $8.2 million at September 30, 1999, net of a reduction for outstanding letters of credit of approximately $12.1 million. Additional borrowings of $5 million secured by identified real property and unencumbered trailers are also available.

The Company has classified certain long-term debt as current due to the existence of technical defaults caused by the defaults under the Notes. Furthermore, the Company has classified the Notes and related accrued interest as subject to compromise due to the contemplated plan of reorganization outlined above.

Contingencies

Under the Comprehensive Environmental Responses, Compensation and Liability Act ("CERCLA") and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" at two sites, solely because of its activities as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

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

Trism Environmental Services ("TES"), a division of TSMT, provides service to customers in the hazardous waste and radioactive materials market and operates throughout the United
States, but its primary market focus is east of the Mississippi.

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


A summary of segment information is presented below (in thousands):

Operating Revenue
                                               Three Months Ended               Nine Months Ended
Segment                                            1999           1998               1999            1998
------------------------------------               ----           -----             ------          ------
Heavy Haul                                      $ 47,010      $ 52,730           $ 146,330       $  155,375
Secured Materials                                 21,799        23,208              64,395           72,413
Trism Logistics                                    3,982         1,237               9,226            5,366
Eliminations and other                            (3,185)       (2,005)             (9,545)          (8,662)
                                                  -------      --------            --------         --------
Consolidated                                    $ 69,606      $ 75,170           $ 210,406       $  224,492
                                                =========     =========           =========       ==========


Operating Income
                                               Three Months Ended               Nine Months Ended
Segment                                            1999           1998               1999            1998
------------------------------------               ----           ----               ----            ----

Heavy Haul                                      $    (67)     $  2,471             $   1,129     $    6,453
Secured Materials                                    684          (135)                  652          1,402
Logistics                                             (4)           12                   287            235
Gain (loss) on sale of assets                        136          (379)                    3           (917)
Non-recurring charge                                 -            (350)                  (99)          (752)
                                                   -----        -------               -------        -------
Consolidated                                    $    749      $  1,619             $   1,972     $    6,421
                                                ==========    =========            ===========   ============

Interest expense, net                              3,230         3,550              10,500           11,147
Other expense, net                                    68           114                 509              -
Reorganization items                               2,498           -                 2,498              -

                                                 --------     ---------          ----------       ----------
Loss before income taxes                        $ (5,047)     $ (2,045)          $ (11,535)      $   (4,726)
                                                ==========    =========           ==========     ============

Management's Discussion and Analysis of Financial Condition and
Results of Operations


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements in this Form 10-Q include information that is forward-looking, such as the Company's anticipated liquidity and capital requirements, the results of legal proceedings, and the restructuring of the Company as contemplated by the restructuring agreement executed with representatives of certain Note holders.

The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. In addition, there can be no assurance that the plan of reorganization will occur as described or at all. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1998 and quarter ended
September 30, 1999.

The following table summarizes certain financial information on a percentage of revenue basis for the three and nine Months ended
September 30, 1999 and 1998.



                                                                                Three Months Ended             Nine Months Ended
                                                                               1999           1998           1999           1998
                                                                               ----           ----           ----           ----
Percentage of Revenue Basis:

Operating Revenue:                                                            100.0           100.0          100.0         100.0
                                                                              ------         --------        ------        ------

Operating Expenses:
   Salaries, wages and fringe benefits                                         34.7            37.9           35.8          38.1
   Operating supplies and expenses                                             14.3            13.5           14.0          14.1
   Contractor equipment                                                        10.1             8.1           10.0           7.7
   Brokerage carrier expense                                                   11.1             7.0            9.3           6.4
   Operating taxes and licenses                                                 8.0             9.2            8.3           9.1
   Depreciation and amortization                                                6.7             6.5            7.0           6.6
   General supplies and expenses                                                5.7             4.9            5.4           4.9
   Revenue equipment rents                                                      3.6             4.8            4.1           4.6
   Claims and insurance                                                         3.4             3.3            3.6           3.2
   Communications and utilities                                                 1.6             1.6            1.6           1.7
   Loss on disposition of assets                                               (0.2)            0.5            -             0.4
   Non-recurring expenses                                                       -               0.5            -             0.3
                                                                              ------           -----          -----         -----
          Total operating expenses                                             99.0            97.8           99.1          97.1

Income from operations                                                          1.0             2.2            0.9           2.9

Interest expense, net                                                           4.6             4.8            5.0           5.0

Other expense, net                                                              0.1             0.2            0.2           -

   Reorganization items:
        Loss on write-off of deferred debt issuance costs                       1.1             -              0.4           -
        Financial restructuring costs                                           2.5             -              0.8           -
                                                                               -----           ---             ----         ---

Loss before income tax benefit
   and extraordinary item                                                      (7.3)           (2.8)          (5.5)         (2.1)

   Income tax benefit                                                           -               1.1            -             0.7
                                                                               ----             ----          -----         ------

Loss before extraordinary item                                                 (7.3)           (1.7)          (5.5)         (1.4)
                                                                               ------          ------         ------        ------

   Extraordinary item, gain on extinguishment
      of debt, net of income taxes                                              -               2.1            -             0.7
                                                                               ---             -----          ----          -----

Net earnings (loss)                                                            (7.3)            0.4           (5.5)         (0.7)
                                                                               =====            ====          =====         =====

Management's Discussion and Analysis of Financial Condition and
Results of Operations, Continued

Summary of Third Quarter 1999 Results

Net loss for the quarter ended September 30, 1999, amounted to $3.1 million or $0.54 per basic share compared to a net earnings of $0.2 million or $0.04 per basic share in the third quarter of 1998. The results for the quarter were negatively impacted by a decline in revenues at Heavy Haul, lower asset utilization caused by competition for available drivers and increased fuel costs. These factors were partially offset by improved operating performance at Secured, a reduction of fixed freight operating costs and net gain on the disposal of real property and revenue equipment. The results for the third quarter of 1999 include the full reserve for additional tax benefits associated with the net operating loss carry-forwards in the amount of $1.8 million, or $.31 per share.

Operating Revenue

Third Quarter 1999 as compared to the Third Quarter of 1998

Operating revenue decreased $5.6 million, or 7.4% from the third quarter of 1998 to the third quarter 1999. Revenue per loaded mile was $1.77 for the quarter ended September 30, 1999 as compared to $1.73 for the quarter ended September 30, 1998. However, operating revenues were impacted by a decline in total miles driven of approximately 6.7 million from the third quarter of 1998 to the third quarter of 1999.

Operating revenues were primarily affected by a decline in revenues at Heavy Haul as a result of a decline in demand in the agricultural and aerospace industries. While the Secured segment miles driven were lower in the third quarter of 1999 from 1998, there was a positive increase in revenue quality. Both of these segments were negatively impacted by lower asset utilization caused by competition for available drivers. The Logistics segment revenues increased by $2.8 million, primarily as a result of new contracts in the third party logistics market and the intermodal division which began operations in September of 1998.


Nine Months Ended September 30, 1999 as compared to Nine Months
Ended September 30, 1998

Operating revenue decreased $14.1 million, or 6.3% for the nine months ended September 30, 1999 as compared to 1998. Revenue per loaded mile was $1.75 for the nine months ended September 30, 1999 as compared to $1.74 for the nine months ended September 30, 1998. However, the Company's total miles driven also declined by
15.5 million miles from the nine months ended September 30, 1998 to the same period in 1999.

For the nine months ended September 30, 1999 and 1998, the Heavy Haul segment was impacted from fewer miles driven and lower
demand.   The Secured segment was impacted by competitiveness in
the military munitions market and a decline in freight volume of approximately $11.2 million. Both segments were negatively impacted by lower asset utilization caused by competition for available drivers. The Logistics segment positively impacted revenue with an increase of $3.9 million primarily as a result of new contracts in the third party logistics market and the intermodal division which began operations in September of 1998.


Operating Income

Third Quarter 1999 as compared to the Third Quarter of 1998

Operating income for the three months ended September 30, 1999, was $0.7 million compared to $1.6 million in 1998. The decline in operating revenue of $5.6 million negatively impacted operating income by $0.8 million primarily as a result of fewer miles driven.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher fuel costs of $1.1 million caused by an increase in cost per gallon of $0.16 cents; (b) higher contractor equipment costs of $0.6 million as a result of increased miles driven by contractor
equipment; (c)  higher  maintenance   charges  of   $0.4  million
resulting from an increase in the overall age of the tractor and trailer fleets; and (d) higher driver recruiting costs of $0.4 million caused by increased expense to attract and retain qualified drivers.

Management's Discussion and Analysis of Financial Condition and
Results of Operations, Continued

Operating Income, Continued

The decline in revenues and increase in certain variable costs in the third quarter of 1999 were partially offset by lower fixed freight operating costs of $2.3 million. The reductions resulted from a reduced tractor and trailer fleet size and lower general and administrative costs. Additionally, the Company recorded a gain on the disposal of real property of $1.0 million offset by losses on revenue equipment disposals of $0.9 million.

Nine Months Ended September 30, 1999 as compared to Nine Months
Ended September 30, 1998

Operating income for the nine months ended September 30, 1999 was $2.0 million as compared to $6.4 million in 1998. The decline in operating revenue of $14.1 million negatively impacted operating income by $3.5 million primarily as a result of fewer miles driven.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher fuel costs of $1.3 million; (c) higher driver pay costs of $0.8 million as a result of driver incentive programs; (c) higher contractor equipment costs of $1.5 million as a result of increased miles driven by contractor equipment; (d) higher
maintenance   charges  of   $1.1  million  resulting  from  an
increase in the overall age of the tractor and trailer fleets; and (e) higher claims and insurance costs of $0.8 million as result of higher frequency of accidents relating to cargo claims.

Furthermore, certain positive cost variances increased operating income for the nine months ended September 30, 1999 as compared to the same period in 1998 as follows: (a) lower fixed freight operating costs of $3.5 resulting from a reduced tractor and trailer fleet size and lower general and administrative costs;
(b) lower loss on disposition of assets of $0.9 million; and (c) higher Logistics segment operating income of $0.2 million.

Operating and Other Expenses

Total operating expenses were approximately $68.9 million for the three months ended September 30, 1999 and $208.4 million for the nine months ended September 30, 1999 as compared to $73.5 million for the three months ended September 30, 1998 and $218.1 million for the nine months ended September 30, 1998. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits decreased 3.2% of revenue during the quarter and 2.3% for nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease is primarily due to lower driver wages due to an overall increase in the use of independent contractors.

Operating supplies increased by 0.8% for the three months ended September 30, 1999 as compared to the same period in 1998, due to an increase in fuel price per gallon of $0.16 cents and lower tractor fuel economy resulting from an increase in the age of the tractor fleet. For the nine months ended September 30, 1999, operating supplies decreased by 0.1% due to lower fuel prices during the first three months of 1999 as compared to the same period in 1998.

Brokerage carrier expenses increased by 4.1% and 2.9 % of revenue from the quarter and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Brokerage carrier revenue as a percentage of overall revenues increased 4.6% and 3.3% of revenue for the quarter and nine months ended September 30, 1999.

General supplies increased by 0.6% for the three months ended September 30, 1999 as compared to the same period in 1998, primarily due to an increase in driver recruiting expenses to attract and retain qualified drivers. For the nine months ended September 30, 1999, general supplies expenses increased by 0.5% primarily due to additional driver recruiting expenses.

Revenue equipment rent expenses decreased by 1.2% and 0.5% of revenue for the quarter and nine months ended September 30, 1999 as compared to the corresponding periods in 1998 consistent with the decrease in the average number of tractors under operating leases for the quarter ended 1999.

The Company established a valuation allowance of $1.8 and $4.0 million relating to tax benefits associated with net operating loss carryforwards for the quarter and nine months ended September 30, 1999. In 1998, the Company recorded an income tax expense of $0.1 million and an income tax benefit of $0.8 million for the quarter and nine months ended September 30, 1998.

Management's Discussion and Analysis of Financial Condition and
Results of Operations, Continued

Liquidity and Capital Resources

Net cash provided by operating activities was $15.0 million in 1999 compared to $16.0 million in 1998. The decrease is primarily due to the payment of financial restructuring costs of $1.7 million relating to the Notes.

Net cash provided by investing activities was $2.0 million in 1999 compared to cash provided of $7.1 million in 1998. The decrease in investing activities is primarily attributed to a decrease in proceeds from sale of assets due to the expiration and replacement of operating lease tractors.

Net cash used in financing activities was $19.5 million in 1999 compared to $28.5 million in 1998. The decrease in cash used in financing activities is primarily related to the repurchase of senior subordinated notes of $9.5 million in 1999.

Prior to the Chapter 11 filing, the Company experienced difficulty servicing its long-term debt caused by continued declining revenues and a highly leveraged balance sheet. Upon consummation of the financial restructuring plan, the Company's debt service problems will be improved by eliminating a significant portion of the payment obligations under the Notes. While the Restructuring will significantly reduce the Company's debt obligations, the Company will remain highly leveraged upon exiting Bankruptcy. The Company's management believes that, following the confirmation of the plan of reorganization; the Company will have sufficient cash flow from operations to pay interest on all of its outstanding debt as those payments become due. However, the Company's ability to meet its debt service obligations will depend on a number of factors, including its ability to achieve future financial results by stabilizing revenues and reducing costs.

See "Recent Developments" and "Long-Term Indebtedness and DIP
Credit Facility" below for an additional discussion of the Company's liquidity and capital resources.

Capital Requirements

The Company does not anticipate material additional capital expenditures during the remainder of 1999. The Company intends to extend the maturities of approximately $5.4 million in tractor equipment under certain operating and capital lease obligations.

Recent Developments

The Company has approximately $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of September
30, 1999, which mature December 15, 2000. The Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. This Event of Default caused other technical defaults under other secured borrowing arrangements, including the Company's revolving credit facility.

On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. On September 10, 1999, the Company executed a restructuring agreement with the steering committee. The Company expects the agreement will significantly reduce its existing long-term debt, pay all of its other debt in full, and fully satisfy its trade and leasing obligations in accordance with their terms.

The agreement provides for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due 2004, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 2000), and (ii) 95% of the new common equity of TRISM to be issued post-recapitalization, prior to dilution respecting a contemplated management stock incentive program. TRISM's existing common stock will be converted into 5% of the new common equity to be issued post-recapitalization, prior to dilution.

On September 16, 1999, the Company filed (the"Filing") for protection under Chapter 11 of the United States Bankruptcy Code (the "Code") in the State of Delaware. The Company is operating as Debtor-in-Possession ("DIP") under the Code. Subsequent to the Filing, the Company obtained a $42.4 million senior secured super priority DIP credit facility to meet its ongoing working capital needs and replace its pre-petition revolving credit facility. The DIP facility provides for borrowings up to $35 million on a revolving credit facility, with availability depending upon a borrowing base formula based on accounts receivable. Additionally, the DIP facility provides additional borrowings capacity of $2.4 million to

Management's Discussion and Analysis of Financial Condition and
Results of Operations, Continued

Recent Developments, Continued

refinance an existing term loan secured by five hundred and forty-one trailers and an incremental $5 million of borrowings, if drawn, to be secured by identified real property and other unencumbered trailers. The borrowings bear interest rates ranging from prime rate plus .25% to .50% or from LIBOR rates plus 2.25% to 2.50%. The DIP facility matures at the earliest of: (a) the six-month anniversary of the effective date of the credit agreement; (b) the date the lender has terminated the right of the Company to receive advances or accommodations for letters of credit based upon certain conditions of Default; (c) the date of prepayment in full by the Company; (d) the date a plan of reorganization in the Chapter 11 case becomes effective; and (e) the date on which a disclosure statement attendant to a plan of reorganization filed by anyone except the Company is approved by the U.S. Bankruptcy Court. The DIP facility was approved by the Court on October 11, 1999. The Company intends to seek financing for a revolving credit facility upon post-reorganization.

On October 25, 1999, the Court signed an order approving the second amended disclosure statement for a joint plan of reorganization. As noted earlier, the plan of reorganization contemplates the exchange of $86.2 million of senior subordinated notes for $30.0 million of new notes and 95% of the new common equity of the Company to be issued post-recapitalization. All of the Company's other obligations are expected to be fully satisfied in accordance with their terms. The Company distributed proxy materials to all holders of record as of October 21, 1999, for outstanding Notes and equity security holders. The deadline to vote on the plan of reorganization, and file and serve objections to the confirmation of the plan reorganization is December 1, 1999.

As a result of the Events of Default under the Notes and the other secured borrowing arrangements, and pending the completion of the debt restructuring, the Company has recorded all liabilities in default as current liabilities in the September
30, 1999 consolidated balance sheet.

Accounting and Reporting Requirements During Bankruptcy

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company is required to report liabilities subject to compromise. In the case of Trism, Inc., the Notes and the related accrued interest are reflected as liabilities subject to compromise. The Company's plan of reorganization contemplates full satisfaction of all other secured, trade and leasing obligations.
Furthermore, the Bankruptcy Court granted the Company approval to pay pre-petition secured and leasing obligations and certain essential pre-petition trade creditors during the proceeding.

In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, the Company recorded interest expense for its DIP credit facility and secured debt obligations subsequent to the bankruptcy filing. The difference between the reported interest expense and the contractual interest expense was $0.4 million for the three and nine months ended September 30, 1999, and relates to the Notes. The Company recorded interest expense for all long-term debt obligations prior to the Filing.

Reorganization Items

In accordance with SOP 90-7, the Consolidated Statements of Operations should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items.
In the accompanying Consolidated Statements of Operations for the three and nine months ending September 30, 1999, the Company wrote-off $0.75 million of deferred debt issuance costs related to the pre-petition revolving credit facility and the outstanding Notes. Furthermore, the Company incurred financial restructuring costs of $1.7 million for the three and nine months ended September 30, 1999.

Management's Discussion and Analysis of Financial Condition and
Results of Operations, Continued

Long-Term Indebtedness and DIP Credit Facility

The Company had approximately $86.2 million of Notes outstanding as of September 30, 1999, which mature December 15, 2000. The Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. The accrued interest due as of September 30, 1999 under the Notes was $7.8 million.

On September 16, 1999, the Company filed a Plan of Reorganization with the United States Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code. The Company secured a $42.4 million DIP facility which was approved by the Court on October 11, 1999. Cash and availability under the DIP facility was approximately $8.2 million at September 30, 1999, net of a reduction for outstanding letters of credit of approximately $12.1 million. Additional borrowings of $5 million secured by identified real property and unencumbered trailers are also available.

The Company has classified certain long-term debt as current due to the existence of technical defaults caused by the defaults under the Notes. Furthermore, the Company has classified the Notes and related accrued interest as subject to compromise due to the contemplated plan of reorganization outlined above.


Year 2000 Position Statement

The Company has evaluated its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment and testing phase of the Year 2000 project is complete and included both information technology equipment and non-information technology equipment. Based on its assessment and testing, the Company determined that its critical software, hardware and information technology equipment was in compliance with Year 2000 requirements. However, at September 30, 1999, the Company was approximately 98% complete in the modification or replacement of the non-information technology equipment requiring remediation. The Company expects such remediation to be completed by the end of November 1999. The Company does not believe the effect of the Year 2000 on its systems is likely to have a material adverse impact. The total estimated cost of the Year 2000 project was not material and is being funded by operating cash flows.

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

The Company has established contingency plans based on actual test results and assessment of outside risks to supplement any unknown risks. These contingency plans are currently being evaluated and tested.

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

Item 3.  	Defaults Upon Senior Securities

On July 15, 1999, the Company defaulted on the payment of its 10-3/4% Senior Subordinated Notes. See "Recent Developments" above for an additional discussion and information.

Item 6.	Exhibits and Reports on Form 8-K

	A.	Exhibits

	The following exhibit is filed as part of this report.


	Designation	Nature of Exhibit

                10      Debtor in Possession Credit Facility

                11      Computation of basic and diluted earnings
                        (loss) per common share

                27      Financial Data Schedule



	B.	Reports on Form 8-K

                During the quarter covered by this report there were four reports on Form 8-K filed.

                I.      Other Events - Filed on July 26, 1999

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


              III.      Other Events - Filed on September 24, 1999

                        TRISM, Inc. Announces Agreement to Restructure Debt

                        On September 10, 1999, the Registrant announced that it finalized an agreement with the steering committee representing major holders of the company's approximately $86.2 million of 10-3/4% Senior Subordinated Notes due 2000.

Item 6.	Exhibits and Reports on Form 8-K, Continued

B.	Reports on Form 8-K, Continued


        IV.     Other Events - Filed on September 24, 1999

                Trism, Inc. Petitions for Reorganization

                On September 16, 1999, the Registrant filed petitions for its previously announced financial reorganization under Chapter 11 of the United States Bankruptcy Code 11 U.S.C. Sections 101 et seq. The petitions were filed in the United States Bankruptcy Court for the District of Delaware. Simultaneously, the Registrant filed a Plan of Reorganization which embodies the ``pre- arranged'' restructuring agreement and a proposed disclosure statement

       Items 2 and 5 of Part II were not applicable and have been omitted.

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




                                 TRISM, INC.


                                        By:/s/Edward L. McCormick
                                        Edward L. McCormick
                                        Director, President and
                                        Chief Executive Officer




                                        By:/s/James G. Overley
                                        James G. Overley
                                        Senior Vice President of Finance,
                                        Chief Financial Officer and Treasurer





Date:	November 15, 1999

                                   TRISM, INC.
                             (DEBTOR-IN-POSSESSION)



                                  Exhibit Index


Exhibit Number             Description                      Page Number

10                Debtor in Possession Credit Facility           22

11                Computation of basic and diluted
                  earnings (loss)                                20
                  per common share

27                Financial Data Schedule                        21