Form 10-K405
period 1999-12-31
TRISM INC /DE/
filed 2000-03-31
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1999

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

                              [ X ] Yes      [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to distribution of securities under a plan confirmed by a court.

[ X ] Yes           [   ] No

As a result of the recent reorganization, no reliable quotation market exists for the Company's common stock of which 1,435,508 were held by non-affiliates.

As of March 15, 2000, after giving effect to the recent reorganization, 2,000,000 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

Page 1 of 55 Pages

Exhibit Index located on page 51.

TABLE OF CONTENTS

PART I.

ITEM 1. Business

Overview

TRISM, Inc. (the "Company"), a Delaware corporation, entered the transportation business in January 1990 with the acquisition of Tri-State Motor Transit Co. The Company's operations include a group of carriers primarily specializing in the transportation of heavy machinery and equipment and over-dimensional commodities, building materials, steel and metal products (Heavy Haul), hazardous waste, explosives, military munitions and radioactive materials (Secured Materials), and a contract logistics provider (Logistics). The Company conducts these operations principally through its subsidiaries, Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), C.I. Whitten Transfer ("CIW"), and Trism Logistics, Inc. ("TLI").

Recent Developments

The Company had approximately $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of December 31, 1998 which were to mature December 15, 2000. The Company failed to make a scheduled interest payment on the Notes due on June 15, 1999. The grace period for the payment expired on July 15, 1999. The payment default constituted an Event of Default under the terms of the indenture pursuant to which the Notes were issued. This Event of Default caused other technical defaults under other secured borrowing arrangements, including the Company's revolving credit facility.

On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. On September 10, 1999, the Company executed a restructuring agreement with the steering committee.

The agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization, prior to dilution respecting a management stock incentive program. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

On September 16, 1999, the Company filed (the "Filing") for protection under Chapter 11 of the United States Bankruptcy Code (the "Code") in the District of Delaware. The Company operated as a Debtor-in-Possession ("DIP") under the Code. Subsequent to the Filing, the Company obtained a $42.4 million senior collateralized DIP credit facility to meet its ongoing working capital needs and replace its pre-petition revolving credit facility. The DIP facility provided for borrowings up to $35 million on a revolving credit facility, with availability depending upon a borrowing base formula based on accounts receivable. Additionally, the DIP facility provided additional borrowing capacity of $2.4 million to refinance an existing term loan collateralized by five hundred and forty-one trailers and an incremental $5 million of borrowings, if drawn, to be collateralized by identified real property and other unencumbered trailers. The borrowings bore interest at rates ranging from prime rate plus .25% to .50% or from LIBOR rates plus 2.25% to 2.50%. The DIP facility was repaid in full on February 15, 2000, the effective date of the Plan of Reorganization (the "Plan"). On October 25, 1999 the Court signed an order approving the second amended disclosure statement for a joint plan of reorganization. On December 9, 1999, the Plan was confirmed by the United States Bankruptcy Court, District of Delaware (the "Court").

On February 15, 2000, the consummation of the Plan was completed, and the Company exited from Chapter 11. The Company converted the Notes and old common stock as outlined under the terms of the restructuring agreement.

In connection with the exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility ("Revolver"). The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. Required covenants if availability falls below $5 million include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence,

ITEM 1. Business, Recent Developments, continued

capital expenditures, changes in control, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

As a result of the Company's reorganization, total outstanding indebtedness was significantly reduced resulting in annual interest savings of $5.6 million. Additionally, the Company reduced certain costs in excess of $6.5 million including a reduction in non-driving personnel, closure of certain operating facilities, and elimination of under-utilized tractors and trailers. The Company has also implemented new programs to enhance revenues and revenue quality, and improve asset utilization (driver and equipment). These factors, coupled with expanded availability under the Revolver and reduced outstanding indebtedness, will improve the Company's cash flows.

Heavy Haul

TSC, the Company's largest segment, specializes in the transportation of over-sized and over-dimensional loads throughout the United States, Canada, and Mexico. The largest markets for Heavy Haul are manufacturers of large machinery and equipment, suppliers and contractors to industrial and public construction, importers of industrial durable goods and the U.S. Government. Also, the Company entered the Super Heavy Haul market in 1997 through its strategic alliance with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation, which generated approximately $6.3 million in operating revenues in 1999. The Super Heavy Haul market allows for the transportation of freight in excess of 80 tons up to 10,000 tons. The Heavy Haul segment data includes the operating results of a discontinued segment in generic flatbed, which included related revenues of $15 million for the year ended December 31, 1997.

The following table includes Heavy Haul's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:

	1999	1998	1997

Revenue (in thousands)	$188,866	$203,172	$208,479
Percent of Company revenue	66%	67%	64%

Secured Materials

The Secured Materials segment is characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military munitions, commercial explosives, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the U.S. Government and various governmental agencies, waste generators, and environmental clean-up firms.

TSMT, Diablo and CIW service customers in the munitions and explosives market and are collectively the largest transporters of Department of Defense munitions in the continental United States. TSMT and CIW operate throughout the continental United States whereas Diablo's market focus is primarily in the western regions of the United States.

Trism Environmental Services ("TES"), a division of TSMT, provides service to customers in the hazardous waste and radioactive materials market. TES operates throughout the United States, but its primary market focus is east of the Mississippi.

The operating companies within the Secured Materials group have operating authority in the entire continental United States and certain provinces of Canada. In addition, the group maintains trailer interchange agreements with certain Mexican carriers.

Item 1. Business, Secured Materials, Continued

The following table includes Secured Material's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:

	1999	1998	1997

Revenue (in thousands)	$ 83,683	$92,113	$104,893
Percent of Company revenue	29%	31%	32%

Logistics

Trism Logistics, Inc. ("TLI") is a logistics firm specializing in the management of freight by truck (particularly in those specialized markets in which the Company operates). TLI's client base includes engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies. In September 1998, TLI began providing logistics services to the rail industry through its intermodal division.

The following table includes TLI's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:

	1999	1998	1997

Revenue (in thousands)	$ 13,905	$ 7,178	$ 11,564
Percent of Company revenue	5%	2%	4%

Strategy

The Company's business strategy is to offer high quality, specialized transportation services in specific markets of the trucking industry to service-sensitive customers. The key components of the Company's strategy are as follows:

Market Leadership

The Company has sought to enter niche-trucking markets in which it can become the preeminent carrier. These markets generate higher revenues per mile than general freight carriage. There are substantial service and productivity advantages to having a large specialized equipment fleet including high route density and a large, diverse customer base.

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

Item 1. Business, Strategy, Continued

Specialized Operating Capabilities and Equipment

The Company generally has the capability of handling all of an individual shipper's freight in the Company's niche markets. The Company's operating capabilities include a variety of specialized equipment, regulatory permits and compliance expertise, satellite communications and technology, specialized terminals including segregated munitions storage areas, and driver selectivity and training. The Company operates 32 types of trailers in order to meet the specialized needs of shippers. Because of the number and variety of trailers in the Company's fleet, the Company is able to accommodate large nationwide shippers' needs on a timely basis. The breadth of these equipment options is an integral part of the Company's position with its major customers.

Seasonality

The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are significantly lower than the quarters ending in June and September due to reduced shipments and higher operating costs as a percentage of revenues in the winter months.

Customers

The Company's largest customer is the U.S. Government (principally the Department of Defense) which accounted for approximately 15 percent of consolidated revenues in 1999. The remainder of the Company's customer base is diversified in terms of customer concentration, industry and geography, none of which accounted for more than 5 percent of the Company's consolidated revenues.

Employees

At December 31, 1999, the Company had 2,258 employees of whom 1,641 were drivers, compared to 2,504 employees at December 31, 1998 of whom 1,766 were drivers. Like other trucking operations, the Company experiences a high turnover rate (approximately 99.3% for 1999) of its Company-employed drivers and contract operators. The inability to attract and retain qualified driving employees could negatively impact the operations of the Company.

Risk Management and Insurance

The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation, and cargo loss and damage. In November 1999, the Company began a first dollar premium-based insurance program against liability for bodily injury and property damage and is not subject to deductibles. Prior to November 1999, the Company maintained liability insurance for bodily injury and property damage, with a deductible for bodily injury and property damage of $500,000 per occurrence plus the satisfaction of an additional $750,000 deductible per year for claims which exceed $500,000. The Company is a qualified workers' compensation self-insurer in the State of Missouri where most of its drivers are domiciled, with losses in excess of $500,000 insured by an excess workers' compensation policy. In all other states statutory workers' compensation insurance is maintained with a deductible of $500,000 loss limit per occurrence to the Company. The Company has issued standby letters of credit in the amount of $12.1 million and collateralized an additional $0.8 million in the form of restricted deposits at December 31, 1999, to collateralize its self-insured and previous liability for bodily injury and property damage deductible insurance programs.

The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance with a current deductible of $100,000 per occurrence. In addition to following Department of Transportation ("DOT") regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

Item 1. Business, Continued

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

Fuel Availability and Cost

The Company's fuel requirements are met by commercial fuel stops. The Company has entered into agreements with national truckstop chains that provide for discounts on fuel. The Company may, from time to time, enter into the forward purchases of fuel for delivery through its truckstop network for up to 40 percent of its monthly usage. The Company believes that a portion of any increase in fuel costs or fuel taxes generally would be recoverable from its customers in the form of higher rates. However, a sharp, unexpected rise in fuel prices could negatively impact profitability due to a time lag in implementing and collecting these costs and the inability to fully recover these costs from customers.

During the first quarter of 2000, fuel prices have increased from $1.20 per gallon in the fourth quarter of 1999 to $1.40 per gallon. The Company has adjusted its freight rates to partially recover these increased costs. However, the Company has recovered approximately 65% of the increased costs and is seeking additional freight rate increases to supplement specific fuel surcharges.

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

As of December 31, 1999, the Company operated 44 total facilities including 12 owned facilities and 32 leased facilities, compared to a total of 59 facilities at December 31, 1998. These facilities are strategically located in 23 states throughout the United States, and include operating terminals, maintenance facilities, equipment drop and exchange yards, and customer storage facilities. From these facilities, the Company caters to service-sensitive customers transporting cargo in truckload quantities to single destinations throughout the continental United States and Canada. The Company arranges for shipments into Mexico primarily through agreements it maintains with Mexican trucking companies.

Revenue Equipment and Maintenance

The Company utilizes a wide range of specialized equipment designed to meet its customers' varied transportation requirements which distinguishes the Company from many other large truckload carriers. To meet its customers' specialized needs, the Company's trailer fleet consists of 32 types of trailers, including closed vans, flat beds, drop frames, double drops, extendibles, low-boy and dromedary trailers.

The Company's policy is to replace tractors on a four to five year cycle. At December 31, 1999, the average age of the Company's tractor fleet was 3.1 years. The Company's policy is to replace trailers on a seven to fifteen year cycle. At December 31, 1999, the average age of the Company's trailer fleet was 8.5 years.

TRISM operated the following tractors and trailers at December 31:

	1999	1998	1997
Tractors:
Owned (1)	1,126	925	1,077
Leased (1)	380	787	788
Independent contractors	270	244	177
Total	1,776	1,956	2,042
	======	======	======
Trailers:
Owned	3,912	4,161	4,438
Leased	216	216	217
Total	4,128	4,377	4,655
	======	======	======

(1) Operated by Company-employed drivers.

ITEM 3. Legal Proceedings

The information required by this item is included in Item 7 and Note 9 of the Notes to the Company's Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

PART II.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's old common stock is believed to be owned by more than 500 beneficial stockholders as of December 31, 1999. See Note 12 of the Notes to the Company's Consolidated Financial Statements for discussion regarding the Company's reorganization and issuance of new common stock.

The Company's old common stock was traded on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ) until July 21, 1999, and was traded on the OTC Bulletin Board for the remainder of 1999. The following table sets forth the high and low closing sales prices for the Company's old common stock for 1999 and 1998.

1999	High	Low	Close

First quarter (a)	1 1/2	1 1/18	1 3/16

Second quarter (a)	1 1/8	5/8	3/4

Third quarter (b)	5/8	1/4	1/4

Fourth quarter (b)	1/4	1/8	5/32

1998	High	Low	Close

First quarter (a)	3 1/4	1 7/8	2 9/16

Second quarter(a)	2 11/16	1 7/8	2 9/16

Third quarter (a)	3 3/16	1	1 5/8

Fourth quarter (a)	1 7/8	1	1

The Company has never paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors. Furthermore, the old and new Senior Subordinated Notes and the old and new Revolver have covenants that restrict the payment of dividends. See Note 5 and Note 12 of the Notes to the Company's Consolidated Financial Statements.

  Quotations on NASDAQ

  Quotations on OTC Bulletin Board

ITEM 6. Selected Financial Data and Operating Statistics

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and related notes. The selected financial data for each of the five years for the period ended December 31, 1999 was derived from the Company's audited consolidated financial statements.
	1999	1998	1997	1996	1995
	(In thousands, except per share amounts)
Selected financial data
For the year:
Revenues	$ 274,646	291,631	309,880	310,033	268,444
Operating (loss) income (a)	(1,235)	6,274	6,915	5,082	19,593
(Loss) income before extraordinary items and cumulative effect of accounting change	(18,173)	(9,008)	(5,605)	(6,598)	3,874
Extraordinary gain, net of tax (b)	-	1,563	-	-	-
Cumulative effect of accounting change, net (c)	(274)	-	-	-	-
Net (loss) earnings	$ (18,447)	(7,445)	(5,605)	(6,598)	3,874
	========	=======	=======	=======	=======
Basic (loss) earnings per share:
(Loss) earnings before extraordinary items and cumulative effect of accounting change	$ (3.19)	(1.58)	(.98)	(1.15)	.67
Extraordinary gain	-	.28	-	-	-
Cumulative effect of accounting change	(.05)	-	-	-	-
Basic (loss) earnings per share	$ (3.24)	(1.30)	(.98)	(1.15)	.67
	========	=======	=======	=======	=======
Number of shares used in computation of (loss) earnings per share	5,702	5,714	5,737	5,735	5,759

At year end:
Total assets	$ 202,738	213,245	218,824	232,497	218,771
Long-term obligations	$ 159,837	162,290	157,554	163,223	137,647
Stockholders' equity (deficit)	$ (2,551)	15,799	23,145	28,750	35,107
Common shares outstanding	5,702	5,714	5,737	5,737	5,733
Net book value per share	$ (.45)	2.77	4.03	5.01	6.12

Selected operating data
For the year:
Operating ratio (a) (d)	100.5%	97.8%	97.8%	98.4%	92.7%
Revenue per loaded mile (e)	$ 1.80	1.77	1.74	1.69	1.71
Revenue per total mile (e)	$ 1.50	1.47	1.47	1.40	1.41
Load factor (f)	83.1%	83.1%	84.2%	82.9%	82.4%
Daily revenue per tractor (g)	$ 510	534	547	505	527
Average length of haul in miles (h)	919	926	880	819	900
Total loads (000's)	146	163	182	196	160
Total tractor miles (000's)	161,349	181,702	189,696	198,333	174,583

ITEM 6. Selected Financial Data and Operating Statistics, Continued
	1999	1998	1997	1996	1995
Weighted average number of:
Employees (i)
Drivers	1,720	2,048	2,257	2,173	1,920
Mechanics	152	167	131	168	144
Administrative (j)	555	618	695	758	688
Tractors (k)	1,904	2,014	2,065	2,220	1,893

Ratio of average tractors to administrative employees	3.4	3.3	3.0	2.9	2.8

---------------

(a)  Includes restructuring charges of $0.8 million for the years ended December 31, 1999 and 1998, and $3.2 million for the year ended December 31, 1997.

(b)  The Company recorded an extraordinary gain related to the early extinguishment of debt for the year ended December 31, 1998.

(c)  The Company recorded a cumulative effect of accounting change related to tires in service for the year ended December 31, 1999.

(d)  Operating ratio represents operating expenses as a percentage of revenues.

(e)  Freight revenues exclude brokerage and other revenues.

(f)  Load factor represents loaded miles as a percentage of total book miles.

(g)  Based on weighted average number of tractors during the period.

(h)  Calculated as the average distance from origin to the destination of the shipments.

(i)  Includes part-time employees.

(j)  Administrative employees include all non-driver employees except mechanics.

(k)  Includes the monthly average of owned, leased and independent contractor units.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following tables set forth certain financial information and operating data for the three years ended December 31:
Percentage of Revenue Basis:	1999	1998	1997	1999 to1998 Variance	1998 to1997 Variance

Operating Revenue:	100.0	100.0	100.0	-	-

Operating Expenses:
Salaries, wages and fringe benefits	35.6	38.1	36.5	(2.5)	1.6
Operating supplies and expenses	13.9	14.0	15.0	(0.1)	(1.0)
Contractor equipment	9.9	8.0	5.9	1.9	2.1
Brokerage carrier expense	9.9	6.7	8.6	3.2	(1.9)
Operating taxes and licenses	8.4	9.2	8.9	(0.8)	0.3
Depreciation and amortization	7.4	6.6	6.1	0.8	0.5
General supplies and expenses	5.4	5.0	5.4	0.4	(0.4)
Revenue equipment rents	4.0	4.6	4.7	(0.6)	(0.1)
Claims and insurance	4.0	3.3	3.7	0.7	(0.4)
Communications and utilities	1.6	1.7	1.7	(0.1)	-
Restructuring and severance expenses	0.3	0.3	1.0	-	(0.7)
Loss on disposition of assets	0.1	0.3	0.3	(0.2)	-
Total operating expenses	100.5	97.8	97.8	2.7	-

(Loss) income from operations	(0.5)	2.2	2.2	(2.7)	-

Interest expense, net	4.3	4.8	4.6	(0.5)	0.2

Other expense, net	0.3	0.3	0.2	-	0.1

Reorganization items:
Loss on write-off of deferred debt issuance costs	0.4	-	-	0.4	-
Financial restructuring costs	1.1	-	-	1.1	-

(Loss) income before income tax benefit and extraordinary item	(6.6)	(2.9)	(2.6)	(3.7)	(0.3)

Income tax expense (benefit)	-	0.2	(0.8)	(0.2)	1.0

(Loss) income before extraordinary item and cumulative effect of accounting change	(6.6)	(3.1)	(1.8)	(3.5)	(1.3)

Extraordinary gain on extinguishment of debt, net of taxes	-	0.5	-	(0.5)	0.5

Cumulative effect of accounting change, net	(0.1)	-	-	(0.1)	-

Net (loss) earnings	(6.7)	(2.6)	(1.8)	(4.1)	(0.8)

Pertinent financial and operating data is summarized in Selected Financial Data and Operating Statistics on page 10 of this document.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Overview

Operating revenue was approximately $274.6 million in 1999 compared to $291.6 million in 1998. Operating loss for 1999 was approximately $1.2 million compared to an operating income of $6.3 million in 1998. The net loss for 1999 was $18.4 million ($3.24 per share) compared to a net loss of $7.4 million ($1.30 per share) in 1998. The results for 1999 include a cumulative effect of accounting change of $0.3 million, restructuring and severance charges of $0.8 million, $4.2 million reorganization expenses relating to the write-off of deferred loan costs and financial restructuring costs and the full reserve for additional tax benefits associated with the net operating loss carry-forwards in the amount of $6.3 million. The results for 1998 include a gain on the extinguishment of debt of $1.6 million, restructuring and severance charges of $0.8 million and a charge to fully reserve for future net operating loss carryforwards benefits of $3.4 million.

The Company's performance in 1999 was negatively impacted by a reduction in shipping volumes at Heavy Haul in those customers in the agriculture, aerospace, construction and machinery industries. The freight market at Secured also remained competitive with reductions in U.S. Government munitions shipments. These factors, along with increased competition for available qualified drivers and owner-operators, reduced total revenues. Additionally, the financial results were primarily affected by increased costs associated with attracting and retaining qualified drivers and lower asset productivity. The Company embarked upon a reorganization and recapitalization initiated in early 1999. Below is a summary of these events, which culminated in the Company's exit from Chapter 11 on February 15, 2000.

  The Company had approximately $86.2 million of Notes outstanding as of December 31, 1998, which were to mature December 15, 2000. The Company failed to make a scheduled interest payment on the Notes due on June 15, 1999 or during the thirty-day grace period ended July 15, 1999.

  On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. This agreement in principle was formally documented in a restructuring agreement executed on September 10, 1999.

  The terms of the restructuring agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due March 15, 2000), and (ii) 95% of the new common equity of the Company issued post-recapitalization, prior to dilution for a management stock incentive program. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

  On September 16, 1999, the Company filed for protection under Chapter 11 of the Code in the District of Delaware. The pre-arranged Filing allowed the Company to continue to operate as a Debtor-in-Possession. In connection with the Filing, the Company obtained a $42.4 million senior collateralized Debtor-in-Possession credit facility to meet its on-going working capital needs during the course of the Filing.

  On October 25, 1999, the Court signed an order approving the second amended disclosure statement for the Plan.

  On December 9, 1999, the Plan was confirmed by the Court.

  In December 1999, operating cost reductions were substantially completed to include a reduction in non-driving personnel, closure of certain operating facilities, and elimination of under-utilized tractors and trailers. These reductions will reduce costs in excess of $6.5 million annually.

  On February 15, 2000, the Plan was consummated. The Company exited Chapter 11, converted the Notes and recapitalized the Company in accordance with the provisions of the restructuring agreement. In connection with the exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility. The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula, determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Overview,

Continued

prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million. Required covenants if availability falls below $5 million include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

Operating Revenue

Operating revenue for 1999 decreased $16.9 million, or 5.8%, from 1998 to 1999 and decreased $18.2, or 5.9%, from 1997 to 1998. Revenue per total mile amounted to $1.50, $1.47 and $1.47 in 1999, 1998 and 1997, respectively. Total miles driven amounted to approximately 161.3 million miles in 1999, 181.7 million miles in 1998, and 189.7 million miles in 1997. The Heavy Haul results include a discontinued market in generic flatbed which amounted to additional revenues of $15 million for the year ended December 31, 1997. Operating revenues between periods includes the following (in thousands):

Segment	1999	1998	1997

Heavy Haul	$ 188,866	203,172	208,479
Secured Materials	83,683	92,113	104,893
Logistics	13,905	7,178	11,564
Intersegment eliminations	(11,808)	(10,832)	(15,056)
	$ 274,646	291,631	309,880

1999 Compared to 1998

Operating revenues declined by $16.9 million, or 5.8%, from 1998 to 1999. Heavy Haul's operating revenues were negatively impacted by a decline in shipments associated with the U.S. Government and customers in the aerospace, agriculture, construction and machinery industries. Heavy Haul operating revenues declined also as a result of a reduction in asset productivity as miles per tractor per day decreased by 6.3%. Secured's operating revenues were primarily affected by the loss of two dedicated fleet contracts at TES due to consolidation in the waste industry and declining military munitions shipments. Secured operating revenues also declined as a result of a 6.6% decline in asset utilization partially offset by a 1% improvement in freight rates per total mile. TLI revenues increased as a result of new business generated in 1999, and the full year effect of revenues in the intermodal services division.

1998 Compared to 1997

Operating revenues declined by $18.2 million from 1997 to 1998. Heavy Haul's operating revenues were negatively impacted as a result of the Company's exit from the generic flatbed market resulting in a decrease of approximately $15 million from 1997; however, this was partially offset from Heavy Haul's increased revenue from ongoing operations of approximately $9.7 million. Additionally, operating revenues declined at Secured Materials due to increased competitive market conditions in the military munitions market, a reduced number of available military munitions shipments, and fragmentation within the hazardous waste markets from a national market to a regional market. Consolidated revenues were also negatively impacted by a lower than expected ratio of active to total tractors caused by a more competitive driver market. Finally, TLI revenues declined by $4.5 million due to a loss of contracts. The Company entered the Super Heavy Haul market in early 1997 through its strategic alliance with Econofreight Group Limited, a U.K. subsidiary of Brambles Corporation. Revenues for 1998 associated with Super Heavy Haul were $4.2 million.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Income

Operating income between the periods includes the following (in thousands):

Segment	1999	1998	1997

Heavy Haul	$ (2,402)	6,254	4,762
Secured Materials	1,652	458	5,027
Logistics	315	314	353
Restructuring charge	(800)	(752)	(3,227)
	$ (1,235)	6,274	6,915

Operating income decreased $7.5 million in 1999 as compared to 1998 and decreased $0.6 million in 1998 as compared to 1997. The operating expense ratio was 100.5%, 97.8%, and 97.8% in 1999, 1998, and 1997, respectively.

1999 Compared to 1998

The decline in the consolidated operating performance in 1999 from 1998 resulted from a decline in freight revenues of $25.1 million due to those factors noted above, an 11% decline in total miles driven, an overall 4.7% decline in revenue per tractor per day productivity, an increase in fuel costs of $2.6 million, an increase in driver recruiting, retention and wage costs of approximately $1.9 million, and an increase in insurance costs of $1.9 million. These changes were partially offset by a $4.0 million reduction in tractor ownership costs and a $2.4 million reduction in fixed operating costs.

Heavy Haul's operating income decreased by $8.7 million from 1998 to 1999 as a result of those factors noted above. Total miles driven decreased by 9% from 1998 and overall revenue per tractor per day productivity declined by 3.8%. Additionally, variable operating costs increased in the areas of fuel, driver recruiting, retention and wages, and insurance. All of these factors were partially offset by a reduction in tractor ownership costs, fixed operating costs and overhead.

Secured's operating income increased by $1.2 million in 1999 from 1998 in spite of a decline in freight revenues of $12.3 million. The decline in revenues and increases in fuel, insurance and driver related costs were more than offset by a reduction in tractor and trailer ownership costs, fixed operating costs and overhead. Additionally, Secured recorded a gain of approximately $1.0 million as a result of the disposal of approximately 200 acres of unimproved land.

TLI operating income remained relatively flat in 1999 despite an increase in revenues. TLI's revenues increased due to new business growth and the full year effect of the intermodal services divisions. Operating income was negatively impacted primarily as a result of start-up costs of the intermodal services division and new business contracts.

1998 Compared to 1997

The decline in operating performance in 1998 was primarily a result of a more competitive and changing market at Secured Materials, increased costs of attracting and retaining qualified drivers, lower asset productivity and a lower percentage of loaded miles to total miles. These factors were partially offset in 1998 by elimination of a segment in the generic flatbed market and related operating losses and a reduction in fuel, insurance and fixed freight operating costs.

Heavy Haul's operating income decreased by approximately $1.0 million from 1997 to 1998 primarily resulting from low tractor productivity caused by tractors without drivers. Additionally, the percentage of loaded miles to total miles also declined from 1997 to 1998. Furthermore, operating income in 1997 includes an operating loss of approximately $2.5 million relating to the discontinued segment in the generic flatbed market.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,

1998 Compared to 1997 Continued

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

Operating and Other Expenses

Total operating expenses decreased $9.5 million from 1998 to 1999. Total operating expenses decreased $17.6 million from 1997 to 1998. Operating expenses as a percentage of revenue were 100.5%, 97.8% and 97.8% in 1999, 1998, and 1997, respectively. The following expense categories increased or decreased significantly as a percentage of revenue between the periods indicated below:

1999 Compared to 1998

  Salaries, wages and fringe benefits decreased 2.5% from 1998 to 1999. The decline resulted primarily from reductions in non-driving personnel and reduced workers' compensation costs. Additionally, the Company increased its use of independent contractors as a percentage of overall freight operations.

  Operating supplies and expenses decreased 0.1% from 1998 to 1999 despite an increase in fuel costs of $2.6 million as a result of an increase in fuel cost per gallon from $0.99 in 1998 to $1.08 in 1999. Cost reductions in the area of maintenance partially offset the rise in fuel prices.

  Contractor equipment expenses increased by 1.9% from 1998 to 1999 attributable to an overall increase in the number of independent contractors, which increased from 244 in 1998 to 270 in 1999.

  Broker carrier expense increased from 1998 to 1999 as a result of an increase in logistics and brokerage revenues from $23.7 million in 1998 to $31.9 million in 1999. Broker carrier expense increased to 85% of related revenues in 1999 from 82.6% in 1998 due primarily to the start-up costs of the intermodal services division and new logistics contracts.

  Operating taxes and licenses decreased 0.8% from 1998 to 1999 due to a decline in the Company owned tractor fleet and an increase in the number of independent contractors.

  Depreciation and amortization expenses increased by 0.8% from 1998 to 1999. The increase in depreciation resulted primarily from an increase in owned tractors to 1,126 in 1999 from 925 in 1998.

  General supplies and expenses increased by 0.4% from 1998 to 1999 as a result of additional costs associated with the Company's efforts to recruit, train, and retain qualified drivers and independent contractors.

  Revenue equipment rents declined by 0.6% from 1998 to 1999 primarily as a result of a reduction in the number of tractors under operating lease from 787 in 1998 to 380 in 1999.

  Claims and insurance costs increased by 0.7% from 1998 to 1999 as a result of a higher frequency of accidents relating to cargo claims.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Operating

and Other Expenses, Continued

  Interest expense, net declined by $2.1 million from 1998 to 1999. In accordance with AICPA Statement of Position 90-7, the Company ceased accruing interest for the Notes on the Filing Date of September 16, 1999.

  Reorganization costs incurred in 1999 result from the elimination of debt issuance costs under the Notes and pre-petition revolving credit facility due to the replacement of these items. Financial restructuring costs represent costs incurred beginning in the second quarter of 1999, including investment banker fees, attorney and accountant fees, Court fees, and printing and other administrative fees associated with the administration of the Filing.

  In the fourth quarter of 1999, the Company elected to change its method of accounting for tires-in-service. The net cumulative effect on prior years of the change in accounting method reduced earnings by $274,000. The change was recorded as of an effective date of January 1, 1999, the beginning of the fiscal year.

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

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $13.8 million in 1999 compared to $16.6 million in 1998. The decrease is primarily due to lower income from operations, and reduced gross collection amounts on accounts receivable due to lower sales. These changes were offset by an increase on accrued interest on the Notes and an increase in accounts payable related to the Bankruptcy.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity
and Capital Resources, Continued

Investing Activities

Net cash provided by investing activities was $1.2 million in 1999 compared to $7.7 million in 1998. The decrease in investing activities results from a decline in proceeds from the sale of assets of $6.0 million from 1998. The Company significantly reduced its replacement capital expenditures as a result of the reorganization.

Financing Activities

Net cash used in financing activities was $15.7 million in 1999 compared to $25.7 million in 1998. The decrease in cash from financing activities in 1999 resulted from lower repayment of long-term debt due to a reduction in replacement capital expenditures requiring the extension of related obligations and a decrease in Notes retirement.

Overview of Company's Cash Flow Position in 1999 and 2000

The Company's performance in 1999 was negatively impacted by a reduction in shipping volumes at Heavy Haul in those customers in the agriculture, aerospace, construction and machinery industries. The freight market at Secured also remained competitive with reductions in U.S. Government munitions shipments. These factors, along with increased competition for available qualified drivers and owner-operators, reduced total revenues. Additionally, the financial results were primarily affected by increased costs associated with attracting and retaining qualified drivers and lower asset productivity. The Company embarked upon a reorganization and recapitalization initiated in early 1999. Below is a summary of these events, which culminated in the Company's exit from Chapter 11 on February 15, 2000.

  The Company had approximately $86.2 million of Notes outstanding as of December 31, 1998, which were to mature December 15, 2000. The Company failed to make a scheduled interest payment on the Notes due on June 15, 1999 or during the thirty-day grace period ended July 15, 1999.

  On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. This agreement in principle was formally documented in a restructuring agreement executed on September 10, 1999.

  The terms of the restructuring agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due March 15, 2000), and (ii) 95% of the new common equity of the Company issued post-recapitalization, prior to dilution for a management stock incentive program. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

  On September 16, 1999, the Company filed for protection under Chapter 11 of the Code in the District of Delaware. The pre-arranged Filing allowed the Company to continue to operate as a Debtor-in-Possession. In connection with the Filing, the Company obtained a $42.4 million senior collateralized Debtor-in-Possession credit facility to meet its on-going working capital needs during the course of the Filing.

  On October 25, 1999, the Court signed an order approving the second amended disclosure statement for the Plan.

  On December 9, 1999, the Plan was confirmed by the Court.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity
and Capital Resources, Continued

  In December 1999, operating cost reductions were substantially completed to include a reduction in non-driving personnel, closure of certain operating facilities, and elimination of under-utilized tractors and trailers. These reductions will reduce costs in excess of $6.5 million annually.

  On February 15, 2000, the Plan was consummated. The Company exited Chapter 11, converted the Notes and recapitalized the Company in accordance with the provisions of the restructuring agreement. In connection with the exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility. The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula, determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million. Required covenants if availability falls below $5 million include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

The Company believes these factors will improve liquidity, improve the Company's abilities to meet its capital requirements, and increase cash flows.

Capital Requirements

The Company estimates 2000 net capital expenditures of approximately $27 million primarily related to the replacement of tractors and trailers. The Company estimates net proceeds from the sale of the replaced equipment to amount to approximately $3.0 million and believes it will be able to finance its needs during 2000. However, if losses continue, the Company's ability to attract capital could be limited, causing the Company to reduce its capital expenditures. In addition, residual obligations of approximately $2.8 million, primarily relating to certain capital lease obligations, will mature in 2000, and the Company will have the option to extend the maturity of the residual, purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $40.7 million, $43.9 million and $49.7 million for the years ended December 31, 1999, 1998, and 1997, respectively, which represents 15 percent, 15 percent and 16 percent of total operating revenues for 1999, 1998, and 1997, respectively. There was no other single customer that exceeded 5 percent of operating revenues during this same period.

Contingencies

Legal Proceedings

Under the Comprehensive Environmental Responses, Compensation and Liability Act ("CERCLA") and similar state laws, a transporter of hazardous substances may be liable for the costs of responding to the release or threatened release of hazardous substances from disposal sites if such transporter selected the site for disposal. Because it is the Company's practice not to select the sites where hazardous substances and wastes will be disposed, the Company does not believe it will be subject to material liability under CERCLA and similar laws. Although the Company has been identified as a "potentially responsible party" (PRP) at four sites, solely because of its activities as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for personal injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,
Contingencies, Continued

the Company's financial condition. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages, which in some jurisdictions, may not be covered by insurance.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

Market Risk

The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and may utilize fuel forward purchase commitments.

Interest Rate Risk

The fair value of the Company's cash and short-term investment portfolio at December 31, 1999 approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company has no material future earnings or cash flow expenses from changes in interest rates related to the senior subordinated notes or the Company's equipment obligations, as these long-term debt obligations have fixed rates. The fair value of the Company's long-term debt, including current maturities, was estimated to be $104 million at December 31, 1999, and was below the carrying value by $56 million. A hypothetical 10% increase in the interest rates on the Company's revolving credit facility long-term debt for a duration of one year would not have a material impact in 2000.

Commodity Price Risk

The Company may use forward purchase commitments to reduce the exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These forward purchase commitments have the effect of locking in for specified periods the price the Company will receive for the fuel volumes to which the forward purchase commitment relates. As a result, while these forward purchase commitments are structured to reduce the Company's exposure to increases in the price of fuel, they also limit the benefit the Company might otherwise have received from any price decreases associated with the fuel volumes. At December 31, 1999, the Company did not have any outstanding forward purchase commitments.

During the first quarter of 2000, fuel prices have increased from $1.20 per gallon in the fourth quarter of 1999 to $1.40 per gallon. The Company has adjusted its freight rates to partially recover these increased costs. However, the Company has recovered approximately 65% of the increased costs and is seeking additional freight rate increases to supplement specific fuel surcharges.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Year 2000 Position Statement

The Company evaluated its internal date-sensitive systems and equipment for Year 2000 compliance. The assessment and testing phase of the Year 2000 project is complete and included both information technology equipment and non-information technology equipment. Based on its assessment and testing, the Company determined that it's critical software, hardware and information technology equipment was in compliance with Year 2000 requirements. However, at December 31, 1999, the Company was 100% complete in the modification or replacement of the non-information technology equipment requiring remediation. The Company's operations incurred no disruption of their ability to transport product, process financial transactions or engage in normal business activities. Likewise, the Company experienced no significant problems with its non-information technology systems. As of December 31, 1999, all costs had been incurred and totaled less than $0.1 million.

The Company experienced no significant problems with key suppliers and customers as a result of the Year 2000 issue. Where needed, the Company established contingency plans based on actual testing results and assessment of outside risks; however, it was not necessary to implement any contingency plan.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 20.

ITEM 8. Financial Statements and Supplementary Data

TRISM, Inc.
(DEBTOR-IN-POSSESSION)
Consolidated Balance Sheets
As of December 31, 1999 and 1998
(In thousands)

	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$ 2,246	3,001
Restricted cash and insurance deposits	835	847
Trade accounts receivable, net of allowance for doubtful accounts of $1,043 and $1,063	36,304	37,017
Other accounts receivable	2,106	1,551
Total accounts receivable	38,410	38,568
Materials and supplies	1,206	1,389
Prepaid expenses	12,246	19,837
Total current assets	54,943	63,642

Property and equipment, at cost	202,470	193,953
Less: accumulated depreciation and amortization	(72,968)	(64,775)
Net property and equipment	129,502	129,178
Intangibles and other, net of accumulated amortization of $4,881 and $7,257	17,655	19,624
Other assets	638	801
Total assets	$ 202,738	213,245

	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES NOT SUBJECT TO COMPROMISE:
Current liabilities:
Accounts payable	$ 12,010	9,428
Bank overdraft	2,085	5,642
Accrued expenses and insurance reserves	15,237	13,384
Current maturities of long-term debt:
Principal payments	18,722	13,857
Residual obligations on equipment debt	2,820	4,014
Long-term debt classified as current	52,065	-
Total current liabilities	102,939	46,325

Long-term debt, less current maturities	-	144,419
Insurance reserves	6,961	6,702
Total liabilities not subject to compromise	109,900	197,446

LIABILITIES SUBJECT TO COMPROMISE (All Current):
Senior subordinated notes, 10.75%	86,230	-
Accrued interest on senior subordinated notes	7,759	-
Insurance reserves	1,400	-
Total liabilities subject to compromise	95,389	-
Commitments and contingent liabilities
Stockholders' equity (deficit):
Common stock; $.01 par; 10,000 shares authorized; issued 5,903 shares in 1999 and 1998	59	59
Additional paid-in capital	37,243	37,229
Loans to stockholders	-	(83)
Accumulated deficit	(38,216)	(19,769)
Treasury stock, at cost, 201 shares	(1,637)	(1,637)
Total stockholders' equity (deficit)	(2,551)	15,799

Total liabilities and stockholders' equity (deficit)	$ 202,738	213,245
	==========	==========

The accompanying notes are an integral part of the consolidated financial statements.

TRISM, Inc. (DEBTOR-IN-POSSESSION) Consolidated Statements of Operations For the years ended December 31, 1999, 1998 and 1997 (In thousands, except per share amounts)

	1999	1998	1997

Revenues	$ 274,646	291,631	309,880

Operating expenses:
Salaries, wages and fringe benefits	97,714	111,223	113,011
Operating supplies and expenses	38,060	40,753	46,522
Contractor equipment	27,213	23,223	18,279
Brokerage carrier expense	27,077	19,559	26,614
Operating taxes and licenses	23,067	26,808	27,638
Depreciation and amortization	20,392	19,516	18,895
General supplies and expenses	14,939	14,511	16,870
Revenue equipment rents	11,022	13,429	14,570
Claims and insurance	10,851	9,582	11,389
Communications and utilities	4,402	5,044	5,154
Restructuring and severance expenses	800	752	3,227
Loss on disposition of assets, net	344	957	796
Total operating expenses	275,881	285,357	302,965

Operating (loss) income	(1,235)	6,274	6,915

Interest expense, net	11,845	13,944	14,187

Other expense, net	950	704	780

Reorganization items:
Loss on write-off of deferred debt issuance costs	1,183	-	-
Financial restructuring costs	2,960	-	-

Loss before income tax benefit
and extraordinary item and cumulative effect of
accounting change	(18,173)	(8,374)	(8,052)

Income tax expense (benefit)	-	634	(2,447)

Loss before extraordinary item and cumulative effect of accounting change	(18,173)	(9,008)	(5,605)

Extraordinary item, gain on extinguishment
of debt, net of income taxes of $841	-	1,563	-

Cumulative effect of accounting change, net	(274)	-	-

Net loss	$ (18,447)	(7,445)	(5,605)
	=========	========	========
Basic and diluted earnings (loss) per share
Loss before extraordinary item	$ (3.19)	(1.58)	(0.98)
Extraordinary item	-	0.28	-
Cumulative effect of accounting change	(0.05)	-	-
Net loss	$ (3.24)	(1.30)	(0.98)
	=========	========	========
Pro forma amounts assumming the new accounting method applied retroactively (unaudited):

Loss before extraordinary item	$ (18,173)	(9,264)	(6,550)

Net loss	$ (18,173)	(7,701)	(6,550)
	=========	=======	=======
Basic and diluted earnings (loss) per share	$ (3.19)	(1.35)	(1.14)
	=========	=======	=======
Weighted average number of shares used in
computation of basic and diluted earnings (loss) per share	5,702	5,714	5,737
	=========	=======	=======

The accompanying notes are an integral part of the consolidated financial statements.

TRISM, Inc.
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Cash Flows
For the twelve months ended December 31, 1999, 1998 and 1997
(In thousands)

	1999		1998	1997
Cash flows from operating activities:
Net loss	$(18,447)		(7,445)	(5,605)

Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	21,023		20,272	19,595
Loss on disposition of assets	344		957	796
Provision for losses on accounts receivable	1,010		879	1,388
Restructuring charge, net	(62)		59	266
Deferred gain on sale-leaseback	(151)		(258)	409
Deferred income taxes	-		1,475	(2,496)
Extraordinary gain, net	-		(1,563)	-
Write-off of deferred debt issuance costs	1,183		-	-
Financial restructuring costs	2,960		-	-
Changes in assets and liabilities:
Accounts receivable	(938)		4,714	12,039
Prepaid expenses	(3,754)		(1,419)	293
Accrued expenses and insurance reserves	3,003		1,139	(454)
Accrued interest expense, net	7,271		(10)	(71)
Accounts payable	2,585		(2,431)	1,068
Other	(444)		202	575
Net cash provided by operating activities before
Reorganization items	15,583		16,571	27,803

Cash flows from operating activities relating to reorganization items:
Financial restructuring costs	(1,765)		-	-
Net cash provided by operating activities	13,818		16,571	27,803

Cash flows from investing activities:
Proceeds from sale of assets	5,777		11,734	6,174
Purchases of property and equipment	(4,361)		(4,143)	(5,622)
Proceeds from sale-leaseback	-		-	7,334
Other, net	(206)		83	724
Net cash provided by investing activities	1,210		7,674	8,610

Cash flows from financing activities:
Net proceeds (repayment) under revolving credit agreement	3,301		3,800	(18,018)
Repayment of long-term debt and capital lease obligations	(18,372)		(22,759)	(13,210)
Repurchase of senior subordinated notes	-		(9,500)	-
Repayment of note payable	-		-	(2,500)
Issuance of long-term debt	2,750		-	2,383
Decrease in bank overdrafts	(3,557)		846	229
Payment deferred loan costs			-	(494)
Other, net	95		98	-
Net cash used in financing activities	(15,783)		(27,515)	(31,610)

Decrease in cash and cash equivalents	(755)		(3,270)	4,803
Cash and cash equivalents, beginning of period	3,001		6,271	1,468

Cash and cash equivalents, end of period	$ 2,246		3,001	6,271
	=======	=======	=======	=======
Supplemental cash flow information:

Equipment purchases and borrowings	$ 6,642		34,758	25,384
	========		========	========
Conversion of operating leases to installment debt	$ 5,852		-	-
	========		========	========
Conversion of capital leases to operating leases	$ 1,880		-	-
	========		========	========

The accompanying notes are an integral part of the consolidated financial statements.

TRISM, Inc.
(DEBTOR-IN-POSSESSION)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the years ended December 31, 1999, 1998, and 1997
(In thousands, except share amounts)

	Common Stock	Additional Paid-in Capital	Loans to Stockholders	Accumulated Deficit	Treasury Stock	Stockholders' Equity (Deficit)
December 31, 1996	$ 59	37,327	(368)	(6,719)	(1,549)	28,750

Net loss	-	-	-	(5,605)	-	(5,605)
December 31, 1997	$ 59	37,327	(368)	(12,324)	(1,549)	23,145

Repayment of loan to stockholders	-	(98)	285	-	-	187

Purchase of 35,000 shares	-	-	-	-	(88)	(88)

Net loss	-	-	-	(7,445)	-	(7,445)

December 31, 1998	$ 59	37,229	(83)	(19,769)	(1,637)	15,799

Repayment of loan to stockholders	-	14	83	-	-	97

Net loss	-	-	-	(18,447)	-	(18,447)

December 31, 1999	$ 59	37,243	-	(38,216)	(1,637)	(2,551)

The accompanying notes are an integral part of the consolidated financial statements.

TRISM, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

  Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

TRISM, Inc. (the "Company"), a Delaware corporation, entered the transportation business in January 1990 with the acquisition of Tri-State Motor Transit Co. The Company's operations include a group of carriers primarily specializing in the transportation of heavy machinery and equipment and over-dimensional commodities, building materials, steel and metal products (Heavy Haul), hazardous waste, explosives, military munitions and radioactive materials (Secured Materials), and a contract logistics provider (Logistics). The Company conducts these operations principally through its subsidiaries, Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), C.I. Whitten Transfer ("CIW"), and Trism Logistics, Inc. ("TLI").

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

Tires in Service and Change in Accounting Principle

Prior to 1999, the cost of tires placed in service, including replacement tires, was capitalized in Prepaid expenses ("Prepaid Tires") and amortized on the straight-line method over their estimated useful life. Effective, January 1, 1999, the Company began capitalizing tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires are expensed at the time they are placed in service. This new method is consistent with frequent industry practice. Due to the increasing variety of equipment and tires in the Company's specialized fleet, this new method, in the opinion of management, provides a more precise and less subjective method to account for tires in service. This change decreased net earnings for 1999 by $0.2 million or $0.04 per share. The cumulative effect of the change as of the effective date was $0.3 million or $0.05 per share. The unaudited pro forma amounts shown on the statements of operations have been adjusted for the effects of retroactive application on expenses and the related taxes.

Revenue Recognition

All freight revenue and related costs are recognized materially in accordance with the Financial Accounting Standards Board Emerging Issues Task Force 91-9 which require that revenues be allocated between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments that are readily convertible to known amounts of cash and present minimal risk changes in value because of changes in interest rates to be cash equivalents.

Prepaid Expenses

Prepaid expenses primarily consist of prepaid insurance, taxes, licenses and other expenses ("Other Prepaid Expenses") that are amortized into operating results on a straight-line basis over the estimated useful life ranging between 12 and 24 months. Prior to January 1, 1999, Prepaid Expenses included Prepaid Tires which amounted to $11.5 million in 1998. Other Prepaid Expenses amounted to approximately $12.2 million in 1999 and $7.3 million in 1998, reflecting the increase in prepaid insurance of $7.5 million in 1999.

1. Summary of Significant Accounting Policies, Continued

Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation and amortization calculated on a straight-line basis over the estimated useful lives of the respective assets. The cost of additions, major replacements, improvements, and interest on construction and certain revenue equipment are capitalized, while maintenance and repairs are charged to expense when incurred. The cost of assets sold or retired, net of accumulated depreciation or amortization, are removed from the accounts at the date of disposition, and any resulting gain or loss is recognized.

The Company periodically evaluates the carrying value of its assets for events or changes in circumstances, which indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The cost components of property and equipment and related useful lives are as follows:
(Dollars in thousands)	1999	1998	Estimated Useful Lives
Land	$ 9,262	10,644	-
Structures and improvements	14,133	14,119	18 - 30
Revenue equipment	154,984	146,111	4 - 10
Other equipment	24,091	23,079	3 - 5
Property and equipment, at cost	$ 202,470	193,953

Depreciation expense amounted to $19.7 million, $18.8 million, and $18.2 million in 1999, 1998, and 1997, respectively.

Intangibles and Other

Intangible assets include goodwill, which represents cost in excess of net assets of businesses acquired, and certain non-compete and customer list expenditures related to acquisitions. Goodwill and related acquisition expenditures are being amortized on a straight-line basis over periods ranging from 3 to 40 years and amounted to approximately $17.7 million and $18.4 million as of December 31, 1999 and 1998. The Company periodically reviews goodwill and other intangibles to assess recoverability from estimated future results of operations and cash flows at the aggregate business unit level.

Intangibles and other also include deferred financing fees, which are being amortized on a straight-line basis over the term of the related financing agreements. In 1999, the Company wrote-off all deferred financing fee costs related to the Notes and prior revolving credit facility in the amount of $1.2 million in accordance with SOP 90-7. At December 31, 1998, deferred financing fees amounted to $1.4 million.

Insurance Reserves

Insurance reserves amounted to approximately $13.4 million and $12.4 million as of December 31, 1999 and 1998, and reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers' compensation and employee and welfare program claims not covered by insurance. The insurance liability provision is based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature and severity of individual claims and on the Company's past claims experience.

During the Bankruptcy, insurance claimants were required to file a proof of claim with the Court. At December 31, 1999, approximately $1.4 million of insurance reserves the Company had previously recorded were in dispute and subject to compromise.

1. Summary of Significant Accounting Policies, Continued

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

	For the years ended December 31,
(Dollars in thousands except per share amounts)
	1999	1998	1997

Loss before extraordinary item and cumulative effect of accounting change	$ (18,173)	(9,008)	(5,605)

Extraordinary gain on extinguishment of debt,
net of tax provision of $841	-	1,563	-

Cumulative effect of accounting change, net	(274)	-	-
Net loss	$ (18,447)	(7,445)	(5,605)
	========	========	========

Weighted average number of shares:

Basic and diluted:
Average common shares outstanding	5,702,137	5,714,137	5,737,137

Basic and diluted earnings (loss) per share:

Loss before extraordinary item and cumulative effect of accounting change	$ (3.19)	(1.58)	(.98)
Extraordinary gain	-	.28	-
Cumulative effect of accounting change	(.05)	-	-
Net loss	$ (3.24)	(1.30)	(.98)
	========	========	========

1. Summary of Significant Accounting Policies, Continued

Accounting Pronouncements

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. The Company had no components of comprehensive income at December 31, 1999, 1998 or 1997.

As of December 31, 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Benefits." These standards have no material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products, services, and geographic areas. See Note 13 of the Notes to the Company's Consolidated Financial Statements.

SFAS No. 132 revises disclosures about pension and other post retirement benefit plans. As the Company did not have any of these plans as of December 31, 1999 and 1998, no disclosure is necessary.

Reclassifications

Certain prior year data has been reclassified to conform to 1999 presentation. These reclassifications had no effect on previously reported net (loss), stockholders' equity or net cash flows.

2. Accounting and Reporting Requirements During Bankruptcy

Under Chapter 11 of the Bankruptcy Code, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the U.S. bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession ('DIP"). Under AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"), the Company is required to report liabilities subject to compromise. The Notes and the related accrued interest and certain self-insured insurance claims are reflected as liabilities subject to compromise. The Company's plan of reorganization contemplates full satisfaction of all other secured, trade and leasing obligations. Furthermore, the Bankruptcy Court granted the Company approval to pay pre-petition secured and leasing obligations and certain essential pre-petition trade creditors during the proceeding.

In addition, SOP 90-7 requires the Company to report interest expense during the bankruptcy proceeding only to the extent that it will be paid during the proceeding or that it is probable to be an allowed priority, secured or unsecured claim. Accordingly, the Company only recorded interest expense for its DIP credit facility and secured debt obligations subsequent to the bankruptcy filing. The difference between the reported interest expense and the contractual interest expense was $1.9 million for the year ended December 31, 1999, and relates to the Notes. The Company recorded interest expense for all long-term debt obligations prior to the Filing.

3. Reorganization Items

In accordance with SOP 90-7, the consolidated statements of operations should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying consolidated statements of operations for the year ended December 31, 1999, the Company wrote-off $1.2 million of deferred debt issuance costs related to the pre-petition revolving credit facility and the outstanding Notes. Furthermore, the Company incurred financial restructuring costs in connection with the Chapter 11 process of $3.0 million for the year ended December 31, 1999.

4.   Corporate Restructuring and Severance Expenses

In 1999, the Company recorded a pre-tax charge of $0.8 million pertaining to the reduction of certain administrative, maintenance personnel and for certain terminal closure costs.

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

5. Indebtedness and Lease Commitments

Indebtedness

Long-term debt includes the following (in thousands):
	1999	1998

Senior subordinated notes, refinanced as discussed below	$ 86,230	86,230

Obligations collateralized by equipment maturing through 2005 with interest rates ranging from 7.5% to 12.0%.	14,868	9,659

Capital lease obligations collateralized by equipment maturing through 2005, with interest rates ranging from 6.2% to 9.2%.	48,143	59,106

DIP credit facility maturing in 2000, with interest at the prime rate plus .25% or LIBOR plus 2.25%, collateralized by accounts receivable.	10,596	7,295

	159,837	162,290
Less current maturities	21,542	17,871

	$ 138,295	144,419
	========	========

Senior Subordinated Notes

The Senior Subordinated Notes ("Notes") bore interest at 10.75 % payable on June 15th and December 15th of each year through December 15, 2000. The Notes were redeemable at the option of the Company, in whole or in part, on or after December 15, 1999, at a redemption price of 105% through December 1999 and 102.5 % thereafter. Through December 31, 1999, the Company had repurchased $13.8 million of the Notes.

The Company failed to make a scheduled interest payment due on June 15, 1999. The grace period for the payment expired on July 15, 1999. This payment default constitutes an Event of Default under the terms of the indenture pursuant to which the Notes were issued. The accrued interest due as of December 31, 1999 under the Notes was $7.8 million.

The Company executed a recapitalization which culminated on February 15, 2000. The recapitalization includes the conversion of the Notes into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization, prior to dilution respecting a management stock incentive program. The Company's old common equity will be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

The new notes are subordinated in right of payment to all existing and future indebtedness of the Company. The indenture contains covenants that require a minimum net worth, and are subject to certain exceptions and qualifications, which limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, issue preferred stock, create liens, sell assets and limit the ability of the subsidiaries to guarantee indebtedness of the Company. Furthermore, the indenture contains change of control provisions, which may require the Company to repurchase the notes at an amount equal to 101% plus accrued and unpaid interest to the date of the repurchase.

5. Indebtedness and Lease Commitments, Continued

Senior Subordinated Notes, Continued

The Company's senior subordinated notes are guaranteed by all of the Company's direct and indirect subsidiaries (the "Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of the Company and the guarantees of the Guarantor Subsidiaries are full, unconditional and joint and several. Separate financial statements of each Guarantor Subsidiary is not presented because management has determined that separate financial statements of the Guarantor Subsidiaries would not be material to investors. Summarized financial information for each of the last three years ending December 31 of the combined Guarantor Subsidiaries are as follows:

(In thousands)	1999	1998	1997

Current assets	$ 54,679	62,257	66,990

Long-term assets	127,872	127,727	121,127

Current liabilities	86,144	42,349	50,698

Long-term liabilities	6,961	57,596	50,056

Equity	89,446	90,039	87,363

Income from operations	13,047	21,997	25,363

Net Income	10,039	19,064	22,985

Revolving Credit Facility

On September 16, 1999, the Company filed a Plan of Reorganization with the United States Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code. The Company secured a $42.4 million DIP facility which was approved by the Court on October 11, 1999. Cash and availability under the DIP facility was approximately $9.2 million at December 31, 1999, net of a reduction for outstanding letters of credit of approximately $12.1 million. On February 15, 2000 in connection with the Company's exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility ("Revolver"). The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by collateralized eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. Required covenants if availability falls below $5 million include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

The Company has classified certain long-term debt as current due to the existence of technical defaults caused by the defaults under the Notes. Furthermore, the Company has classified the Notes and related accrued interest as subject to compromise due to the contemplated plan of reorganization outlined above.

5. Indebtedness and Lease Commitments, Continued

The scheduled maturities of long-term debt outstanding at December 31, 1999, are summarized as follows:

(Dollars in thousands)	Principal Payments	Residual Obligations On Equipment Debt	Revolver	Senior Subordinated Notes	Total

2000	$ 18,722	2,820	10,596	86,230	118,368
2001	11,072	5,036	-	-	16,108
2002	5,792	10,900	-	-	16,692
2003	2,618	2,920	-	-	5,538
2004	1,092	1,341	-	-	2,433
Thereafter	223	474	-	-	697
	$ 39,519	23,491	10,596	86,230	159,836

Net interest expense and interest payments paid in cash are as follows:
(Dollars in thousands)	1999	1998	1997

Net interest on debt and capital leases	$ 12,994	15,316	14,810
Capitalized interest	-	(229)	(165)
Net interest expense	12,994	15,087	14,645

Interest paid in cash	$ 5,723	15,307	14,739

Leases

The Company leases certain revenue and equipment through long-term non-cancelable leases. Commitments for minimum rentals under the lease agreements at the end of 1999 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases
2000	$ 15,590	5,980
2001	11,692	-
2002	5,064	-
2003	1,046	-
2004	1,911	-
Thereafter	807	-
Total minimum lease payments	36,110	5,980
Less amount representing interest	6,746

Present value of net minimum lease payments, including current maturities of $12,472	$ 29,364

5. Indebtedness and Lease Commitments, Continued

Property and equipment in 1999 and 1998 include the following amounts for capitalized leases:

(Dollars in thousands)	1999	1998
Revenue equipment	$ 58,967	71,114
Other equipment	1,427	1,336
	60,394	72,450
Less accumulated depreciation	18,608	20,113

	$ 41,786	52,337

The Company acquired equipment by incurring capital lease obligations of $1.1 million in 1999 and $34.8 million in 1998. Rent expense for all operating leases were approximately $11.0 million, $13.4 million, and $15.6 million in 1999, 1998 and 1997, respectively.

6. Income Taxes

The Company has provided for income tax (benefit) expense as follows:
(Dollars in thousands)	1999	1998	1997
Current:
Federal	$ -	-	-
State	65	92	49
	65	92	49
Deferred:
Federal	(81)	1,306	(2,303)
State	16	77	(193)
	(65)	1,383	(2,496)

Income tax (benefit) expense	$ -	1,475	(2,447)

The Company has available net operating loss carryforwards totaling approximately $58 million that expire if not used in the years 2005 to 2011. As a result of the initial public offering, an ownership change for federal tax purposes occurred that limits approximately $2.7 million of the net operating loss carryforwards available to offset future taxable income. The Company also has available general business tax credit carryforwards of approximately $0.5 million which will expire through 2001. The Company exited Chapter 11 on February 15, 2000, which affected the net operating loss carryforwards; see Note 12 - Subsequent Event, Emergence from Chapter 11, for additional discussion on tax consequences.

6. Income Taxes, Continued

Components of the net deferred income tax asset (liability) at December 31, 1999 and 1998, are as follows:
(Dollars in thousands)	1999	1998
Current deferred income taxes:
Accrued expenses, reserves and other	$ 2,060	3,137
Prepaid expenses	3,211	(150)
Valuation allowance	(5,271)	(2,987)
	-	-

Non-current deferred income taxes:
Net operating loss and tax credit carryforwards	21,884	16,501
Insurance reserves, long term	2,776	2,473
Depreciation and capital leases	(21,575)	(18,371)
Intangibles	1,043	914
Valuation allowance	(4,128)	(1,517)
	-	-

Net deferred tax asset (liability)	$ -	-

SFAS 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. During 1998, the Company determined that a full valuation allowance against the net deferred tax asset should be recorded. The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $9,399,000 and $4,504,000. The net change in the total valuation allowance in 1999 was an increase of $4,895,000.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:
(Dollars in thousands)	1999	1998	1997
Federal statutory income tax rate of 34%	$ (6,179)	(2,847)	(2,737)
Valuation allowance adjustments	4,895	3,926	-
Nondeductible travel and entertainment	88	77	86
Fines and penalties	60	65	59
Amortization and other	1,060	111	224
Prior year state income tax deficiencies	65	92	49
State income taxes, net of federal tax benefit	11	51	(128)
Income tax (benefit) expense	$ -	1,475	(2,447)

Income taxes paid in cash amounted to approximately $65,000, $92,000, and $49,000 in 1999, 1998 and 1997, respectively.

7. Stock Option Plan and Warrants

The Company has a stock option plan under which the Company's officers, directors and key employees may be granted options to purchase up to 725,000 shares of Company old common stock at not less than 100% of the market price on the day the option is granted. The term of the options granted to either officers or key employees or directors may not exceed 10 years and 5 years, respectively.

In 1996, the Company obtained Board approval to change the exercise price of all outstanding options granted before 1996 to $6.50 per share.

7. Stock Option Plan and Warrants, Continued

Stock option activities during the periods indicated are as follows:
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares Exercisable
Balance at December 31, 1996	559,900	6.47	334,219
Forfeited / Expired	(252,900)	6.50
Granted	12,500	6.50
Balance at December 31, 1997	319,500	6.45	258,694
Forfeited / Expired	(163,000)	6.50
Granted	-	-
Balance at December 31, 1998	156,500	6.40	154,278
Forfeited / Expired	(25,000)	6.50
Granted	-	-
Balance at December 31, 1999	131,500	6.39	128,722
	=======

At December 31, 1999, the weighted-average price and remaining contractual life of total outstanding options were $6.39 and 1.2 years, respectively. Outstanding options vest ratably over a period of 3 years and totaled 128,722, 154,278, and 258,694 at December 31, 1999, 1998, and 1997, respectively. The weighted average exercise price of the vested options at December 31, 1999 was $6.38.

The Company applied APB Opinion No. 25 in accounting for its stock options, and accordingly no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) earnings would have been adjusted to the pro forma amounts indicated below:
(In thousands, except per share amounts	1999	1998	1997
Net (loss) earnings
As reported	$ 18,447)	(7,445)	(5,605)
Pro forma	(18,478)	(7,542)	(5,801)

Basic and diluted (loss) earnings per share
As reported	$ (3.24)	(1.30)	(.98)
Pro forma	(3.24)	(1.32)	(1.01)

The above pro forma schedule reflects options only granted from 1997 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) earnings accounts presented above because compensation cost is reflected over the options' vesting period of 3 years, and compensation cost for options granted prior to January 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 and 1998 - expected volatility of 67%; risk free interest rate of 5.0%; expected life of 5 years; and, a no dividend yield assumption; 1997 - expected volatility of 67%; risk free interest rate of 6.5%; expected life of 5 years; and, a no dividend yield assumption. The per share weighted-average fair value of stock options granted during 1997 was $2.32. There were no options granted in 1999 or 1998.

In August 1996, in connection with the acquisition of Hunt, the Company granted options to Hunt for the purchase of 300,000 shares of stock at $6.50 per share with a term of five years.

7. Stock Option Plan and Warrants, Continued

As of December 31, 1999, the Company has 146,398 warrants outstanding for the purchase of old common stock at an exercise price of $6.50 per share that expire in September 2001.

On February 15, 2000, in connection with the consummation of the Plan, the outstanding old stock options, stock grants and warrants were extinguished and cancelled. A new stock option plan was issued which granted management, subject to certain conditions and the passage of time, the opportunity to acquire up to 10% of the outstanding new common stock.

8. Employee Benefit Plan

The Company sponsors a tax-qualified defined contribution plan under Section 401(a) of the Internal Revenue Code covering all full-time employees who have completed one year of service as of a quarterly enrollment date. This Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a "pre-tax" basis. The Company contributes a matching contribution with respect to the contributions made by participants at a rate determined by the Board of Directors of the Company each year. The Company may also make an additional contribution to the Profit Sharing Plan each year at the discretion of the Board of Directors. The Company's 401(k) matching contributions were approximately $209,000, $259,000 and $256,000 in 1999, 1998, and 1997, respectively.

9. Commitments and Contingent Liabilities

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

Although the Company has been identified as a "potentially responsible party" (PRP) at four sites, solely because of its activities as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for bodily injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition, results of operations and cash flows. With regard to personal injury, property damage, workers' compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages, which in some jurisdictions, may not be covered by insurance.

In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition, results of operations and cash flows.

Insurance

The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation, and cargo loss and damage. In November 1999, the Company began a first dollar premium-based insurance program against liability for bodily injury and property damage and is not subject to deductibles. Prior to November 1999, the Company maintained liability insurance for bodily injury and property damage, with a deductible for bodily injury and property damage of $500,000 per occurrence plus the satisfaction of an additional $750,000 deductible per year for claims which exceed $500,000. The Company is a qualified workers' compensation self-insurer in the State of Missouri where most of its drivers are domiciled, with losses in excess of $500,000 insured by an excess workers'

9. Commitments and Contingent Liabilities, Continued

compensation policy. In all other states statutory workers' compensation insurance is maintained with a deductible of $500,000 loss limit per occurrence to the Company. The Company has issued standby letters of credit in the amount of $12.1 million and collateralized an additional $0.8 million in the form of restricted deposits at December 31, 1999, to collateralize its self-insured and previous liability for bodily injury and property damage deductible insurance programs.

The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance with a current deductible of $100,000 per occurrence.

10. Financial Instruments and Credit Risk Concentration

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

	1999	1998

Fair Value	$ 103,607	119,175
Carrying amount	$ 159,837	162,290

The fair value of the foregoing financial instruments were primarily determined from quoted market prices and discounted cash flows using an estimated fair market value interest/discount rate.

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $40.7 million, $43.9 million and $49.7 million for the years ended December 31, 1999, 1998, and 1997, respectively, which represents 15 percent, 15 percent and 16 percent of total operating revenues for 1999, 1998, and 1997, respectively. There was no other single customer that exceeded 5 percent of operating revenues during this same period.

11. Extraordinary items

During 1998 the Company retired, at a discount, $9.5 million of the 10.75% senior subordinated debentures due in 2000. The transactions resulted in an extraordinary gain of $1.6 million ($.28 per share), net of income tax of $0.8 million.

12. Subsequent Event - Emergence from Chapter 11 (unaudited)

The Company had approximately $86.2 million of Senior Subordinated Notes (the "Notes") outstanding as of December 31, 1998 which were to mature December 15, 2000. The Company failed to make a scheduled interest payment on the Notes due on June 15, 1999. The grace period for the payment expired on July 15, 1999. The payment default constituted an Event of Default under the terms of the indenture pursuant to which the Notes were issued. This Event of Default caused other technical defaults under other secured borrowing arrangements, including the Company's revolving credit facility.

On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. On September 10, 1999, the Company executed a restructuring agreement with the steering committee.

The agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment on which will be due in March 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization, prior to dilution respecting a management stock incentive program. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

On September 16, 1999, the Company filed (the"Filing") for protection under Chapter 11 of the United States Bankruptcy Code (the "Code") in the District of Delaware. The Company operated as a Debtor-in-Possession ("DIP") under the Code. Subsequent to the Filing, the Company obtained a $42.4 million senior collateralized DIP credit facility to meet its ongoing working capital needs and replace its pre-petition revolving credit facility. The DIP facility provided for borrowings up to $35 million on a revolving credit facility, with availability depending upon a borrowing base formula based on accounts receivable. Additionally, the DIP facility provided additional borrowing capacity of $2.4 million to refinance an existing term loan collateralized by five hundred and forty-one trailers and an incremental $5 million of borrowings, if drawn, to be secured by identified real property and other unencumbered trailers. The borrowings bore interest at rates ranging from prime rate plus .25% to .50% or from LIBOR rates plus 2.25% to 2.50%. The DIP facility was repaid in full on February 15, 2000, the effective date of the Plan of Reorganization (the "Plan"). On October 25, 1999 the Court signed an order approving the second amended disclosure statement for a joint plan of reorganization. On December 9, 1999, the Plan was confirmed by the United States Bankruptcy Court, District of Delaware.

On February 15, 2000, the consummation of the Plan was completed, and the Company exited from Chapter 11. The Company converted the Notes and old common equity as outlined under the terms of the restructuring agreement.

In connection with the exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility ("Revolver"). The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days.

As of the February 15, 2000, the Company adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7. Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuation of assets, intangible assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

The Company's reorganization value of $135 million (the approximate fair value) was based upon the assumed total long-term debt (including capital lease and operating lease obligations) of $115 million and the estimated imputed equity value of Reorganized Trism at $20 million. These values were based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded Company market multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by the Company's management and its financial advisors to be representative of the Company's business and industry.

The reorganization of the Company will result in a discharge of debt under the Tax Code. The discharge will reduce outstanding net operating loss carryforwards on February 15, 2000. The Company anticipates remaining net operating loss carryforwards of approximately $9 million. However, due to a change in control such net operating loss carryforwards will be subject to annual limitations in accordance with section 382 of the Tax Code.

12. Subsequent Event - Emergence from Chapter 11 (unaudited), Continued

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's consolidated balance sheet as of February 15, 2000 (in thousands):

	Predecessor Company	Reorganization and Fresh Start Adjustments				Reorganized Company
	February 15, 2000	Debit		Credit		February 15, 2000
ASSETS
Current Assets	$ 52,043	-		-		52,043

Property, Plant & Equipment, net	126,913	-		21,666	(c)	105,247

Other Long-term Assets, net	18,895	1,500	(e)	17,954	(d)	2,441

Total Assets	$ 197,851	1,500		39,620		159,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 57,862	6,953	(a)	1,500	(e)	52,409

Long-term Debt	136,591	86,230	(a)	30,000	(b)	80,361

Other Long-term Liabilities	6,961	-		-		6,961

Total Liabilities	201,414	93,183		31,500		139,731

Stockholders' Equity	(3,563)	37,302	(f)	60,866	(g)(h)	20,000

Total Liabilities and Equity	$ 197,851	130,485		92,366		159,731

(a) - To reflect the cancellation of the old Notes and related accrued interest.
(b) - To reflect the issuance of the new Notes.
(c) - To adjust property, plant and equipment to fair market value.
(d) - To write-off intangibles of Predecessor Company.
(e) - To reflect deferred debt issuance costs of $1.5 million relating to new Notes.
(f) - To relect the cancellation of the old common stock and additional paid in capital of Predecessor Company.
(g) - To reflect the issuance of the new common stock and additional paid in capital of $20.0 million.
(h) - To reflect the extraordinary credit resulting from the discharge of indebtness.

12. Subsequent Event - Emergence from Chapter 11 (unaudited), Continued

The following unaudited pro forma condensed consolidated statement of operations presents the results of operations for the year ended December 31, 1999 as though the consummation of the Plan and Fresh Start Reporting had been completed on January 1, 1999, and assumes that there were no other changes in the operations of the Company. The following unaudited pro forma condensed consolidated balance sheet assumes the consummation of the Plan and Fresh Start Reporting had been completed on December 31, 1999. The pro forma results are not necessarily indicative of the financial results that might have occurred had the consummation of the Plan and Fresh Start Reporting actually taken place on January 1, 1999, or of future results of operations (in thousands):

Pro forma Condensed Statement of Operations
For Year Ended December 31, 1999

Revenues	$ 274,646

Operating Expenses	270,588	(a)

Operating Income	4,058

Interest Expense, net	8,879	(b)
Other Expense, net	752	(c)

Loss before income taxes	(5,573)

Income tax expense	-	(d)

Net Loss	$ (5,573)
	==========

(a) - To reflect reduced depreciation and amortization expense of $5.3 million from write down of property, plant and equipment and intangible assets to estimated fair value.
(b) - To reflect reduced interest expense of $2.9 million to reflect interest related to new Notes and net of the related interest on the old Notes.
(c) - To reflect reduced amortization of deferred debt issuance costs of $0.2 million related to the old Notes and revolving credit facility.
(d) - To reflect net deferred tax asset with a full valuation allowance applied.

12. Subsequent Event - Emergence from Chapter 11 (unaudited), Continued

Pro forma Condensed Consolidated Balance Sheet
As of December 31, 1999

ASSETS
Current Assets	$ 54,942

Property, Plant & Equipment, net	106,225

Other Long-term Assets	2,439

Total Assets	$ 163,606
=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 54,580

Long-term Debt	82,065

Other Long-term Liabilities	6,961

Total Liabilities	143,606

Stockholders' Equity	20,000

Total Liabilities and Equity	$ 163,606
=========

13. Segment and Related Information

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

Secured Materials

The Secured Materials segment is characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military munitions, commercial explosives, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the U.S. Government and various governmental agencies, waste generators, and environmental clean-up firms.

13. Segment and Related Information, Continued

Logistics

The Logistics segment specializes in the management of freight by truck (particularly in the hazardous waste market). TLI's client base includes engineering and construction companies, suppliers to the European Community, Fortune 500 companies and major utility companies. In September 1998, TLI began providing logistics services to the rail industry through its intermodal division.

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

Operating Revenue
	1999	1998	1997
Heavy Haul	$ 188,866	203,172	208,479
Secured Materials	83,683	92,113	104,893
Logistics	13,905	7,178	11,564
Sub-total:	286,454	302,463	324,936
Intersegment eliminations	(11,808)	(10,832)	(15,056)
Consolidated	$ 274,646	291,631	309,880

Operating Income
	1999	1998	1997
Heavy Haul	$ (2,402)	6,254	4,762
Secured Materials	1,652	458	5,027
Logistics	315	314	353
Sub-total:	(435)	7,026	10,142
Restructuring charge	(800)	(752)	(3,227)
Consolidated	$ (1,235)	6,274	6,915
Interest expense, net	(11,845)	(13,944)	(14,187)
Other expense, net	(950)	(704)	(780)
Reorganization items	(4,143)	-	-
Loss before income taxes and extraordinary item and cumulative effect of change in accounting methods	$ (18,173)	(8,374)	(8,052)

Total Long-term Assets
	1999	1998	1997
Heavy Haul	$ 84,856	88,209	74,618
Secured Materials	48,184	48,666	55,208
Logistics	365	371	387
Sub-total:	133,405	137,246	130,213
Other (includes corporate)	14,390	12,357	13,404
Consolidated	$ 147,795	149,603	143,617

Depreciation and Amortization
	1999	1998	1997
Heavy Haul	$ 12,980	11,449	11,155
Secured Materials	5,415	6,055	6,149
Logistics	18	16	11
Sub-total:	18,413	17,520	17,315
Other (includes corporate)	1,979	1,996	1,580
Consolidated	$ 20,392	19,516	18,895

Report of Independent Accountants

To the Board of Directors and Stockholders of

TRISM, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of TRISM, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for the measurement of tires-in-service.

As discussed in Note 12, on September 16, 1999, the Company filed a petition with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's reorganization plan was substantially consummated on February 15, 2000 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted "fresh start reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of February 15, 2000.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

March 3, 2000

Supplementary Data - Quarterly financial data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)

1999:
Revenues	$ 68,630	72,171	69,606	64,239
Operating income (loss)	172	1,190	225	(2,822)
Income (loss) before cumulative effect of accounting change	(3,620)	(2,729)	(5,571)	(6,253)
Net income (loss)	(3,894)	(2,729)	(5,571)	(6,253)
Earnings (loss) per share before cumulative effect of accounting change	(.63)	(.48)	(.98)	(1.10)
Earnings (loss) per share	(.68)	(.48)	(.98)	(1.10)
Number of shares used in computation of earnings (loss) per common share	5,702	5,702	5,702	5,702

1998:
Revenues	$ 72,129	77,193	75,170	67,139
Operating income (loss)	736	4,066	1,619	(147)
Income (loss) before extraordinary item	(1,947)	205	(1,330)	(5,936)
Net income (loss)	(1,947)	205	233	(5,936)
Earnings (loss) per share before extraordinary item	(.34)	.04	(.24)	(1.04)
Earnings (loss) per share	(.34)	.04	.04	(1.04)
Number of shares used in Computation of earnings (loss) per common share	5,737	5,714	5,702	5,702

1997:
Revenues	$ 77,733	81,340	78,472	72,335
Operating income (loss)	(1,052)	5,118	3,672	(823)
Net income (loss)	(3,406)	897	146	(3,242)
Earnings (loss) per share	(.59)	.16	.03	(.58)
Number of shares used in computation of earnings (loss) per common share	5,737	5,737	5,737	5,737

The quarterly operating income (loss) and net income (loss) amounts shown for 1999 above differs from those reported in the Form 10-Q for each of the first, second and third quarters in 1999. The change in accounting method effected each of the reported quarters as follows: the first quarter increased by $0.2 million or $0.04 per share, the second quarter decreased by $0.1 million or $0.01 per share and the third quarter decreased by $0.5 million or $0.09 per share. The amounts originally reported were adjusted to reflect the retroactive application of changing the method of reporting tires in service on revenue equipment see Note 1 - Tires in Service of the Notes to the Company's Consolidated Financial Statements.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

Board of Directors

In connection with the financial reorganization of the Company effective February 15, 2000, all prior members of the Board of Directors have been replaced, except Edward L. McCormick who continues on the new Board of Directors. The following provides information about each of the five members of the Board of Directors effective February 15, 2000, including data on the public companies and other selected entities for which each also serves as a Director. All of the Board members were elected by the "new" shareholders of the Company in connection with the confirmation of the Company's Plan of Reorganization effective February 15, 2000.

Edward L. McCormick, age 64, joined the Company in September 1997 as the Executive Vice President of Sales and Markets and has been President since February 1998. He has been Chief Executive Officer and a Director of the company since May 1998, and Chairman of the Board since February 15, 2000. For more than five years prior to September 1997 he was President and Chief Executive Officer of Management Action Process, Inc. a management development and business consulting firm.

John S. Albanese, age 48, has been a director of the Company since February 15, 2000. He has been Senior Counsel at Washington Headquarters Services, a Department of Defense Field Operating Activity at the Pentagon for more than the prior five years. Mr. Albanese is a member of the Board of Directors at Prospect Street High Income Portfolio, a mutual fund whose shares are traded on the New York Stock Exchange (PHY).

Randall G. Kominsky, age 45, has been a director of the Company since February 15, 2000. He has been the President of Alliance for Financial Growth, Inc., a privately owned financial and operating consulting firm, since January 1996. Prior to joining Alliance, Mr. Kominsky was a Principal with Coopers & Lybrand LLP ( a predecessor to PricewaterhouseCoopers LLP).

Thomas P. Krasner, age 38, has been a director of the Company since February 15, 2000. He has been an Executive Vice President of Harch Capital Management, a high yield money management firm, since March 1999. He was a Principal and Portfolio Manager from February 1998 until March 1999 and before that a Portfolio Manager with Riverside Capital Advisors, Inc., a high yield money management firm. Prior to his tenure with Riverside, he was with John Alden Asset Management Company, the investment arm of a life insurance company, since September 1985, as an Investment Analyst.

Dana L. Manner, age 38, has been a director of the Company since February 15, 2000. He has been a Manager-Financial Planning with Ryder Systems, Inc. - Ryder Transportation Services, a Transportation Holding Company since April 1999 and, prior to that, a Financial Consultant - Corporate Planning for Ryder, since August, 1996. Prior to his tenure with Ryder, he was a Senior Financial Strategist - Structured Investments (May 1995 to August 1996) with Meridian Bank - Meridian Capital Markets, a Commercial Bank and, prior to May 1995, a Financial Strategist with Meridian.

Compensation of Directors

In 1999, each member of the Board of Directors who was not an officer or employee of the Company was paid a retainer in the amount of $18,000 per annum, payable quarterly in arrears. In addition, each member of the Board of Directors who participated in more than six Board meetings during the calendar year was paid $1,000 for each additional meeting which the member attended in person or participated in by telephone conference call. Officers of the Company who also serve as Directors do not receive any retainer or additional fees for serving as a Director. Each member of a committee of the Board of Directors who was not an officer or employee of the Company received compensation of $1,000 for each committee meeting the member attended in person or participated in by telephone conference call.

For 2000, each member of the Board of Directors who is not an officer or employee of the Company will be compensated as follows: an annual fee of $10,000 payable or $2,500 per quarter, a per meeting fee for physical attendance at board meetings of $2,500, a per meeting fee for telephone attendance at board meetings of $1,000, a per meeting fee for

ITEM 10.     Directors and Executive Officers of the Registrant, Continued

physical or telephone attendance at Committee meetings of $1,000, exclusive of a Committee Chairman, a per meeting fee for physical or telephone attendance at committee meetings for the Committee Chairman of $2,000. In addition, the Board of Directors is reimbursed for all incurred out of pocket expenses.

Committees

The standing committees of the Board of Directors are the Audit Committee, Compensation Committee and Nominating Committee.

The Audit Committee reviews the internal and external audit policies and procedures of the Company. It also reviews the Company's internal controls, oversees the external auditors of the Company (recommending annually the selection of the Company's external auditors), and reviews the Company's litigation, claims and contingencies. Its 2000 members are Randall G. Kominsky, Thomas P. Krasner and Dana L. Manner.

The Compensation Committee oversees organizational, personnel, compensation and benefits policies and practices of the Company. It reviews and recommends to the Board of Directors the compensation of the executive officers. The Compensation Committee administers the Company's Stock Option Plan. Its 2000 members are Thomas P. Krasner, John S. Albanese and Dana L. Manner.

The Nominating Committee is responsible for recommending nominees to the Board of Directors. The Nominating Committee does not consider nominees recommended by stockholders. The 2000 members are John S. Albanese, Edward L. McCormick and Randall G. Kominsky.

Meetings of Directors

In calendar year 1999, the Board of Directors held nine meetings. Each of the then current Directors of the Company attended at least 75% of the aggregate meetings held by the Board of Directors and by the committees on which each Director served. The Executive Committee of the Board met 5 times in 1999. The Audit Committee of the Board met 4 times in 1999. The Nominating Committee of the Board met 1 time in 1999. The Compensation Committee of the Board did not meet in 1999. The Board was not re-elected by the shareholders, in connection with the Plan, a new Board of Directors was elected effective February 15, 2000. Edward L. McCormick is the only previous Board member elected to the new Board.

Item 11.      Executive Compensation

Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 1999, 1998 and 1997 to the President and Chief Executive Officer of the Company, the former Executive Vice President of Sales and Marketing, and the four executive officers of the Company whose total cash compensation for the year ended December 31, 1999 was the greatest (the "Named Executive Officers").

Item 11.     Executive Compensation, Continued

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs ($)	All Other Compensation ($)

Edward L. McCormick (1) - President and Chief Executive Officer	1999 1998 1997	225,000 209,375 56,798	--- 1,444 ---	30,000 (2) ---- ---	1,525 (3) 49,788 (4) 721 (8)
J. Barry Moody (1) - Executive Vice President, Operations	1999 1998 1997	164,280 57,916 ---	--- --- ---	14,000 (2) --- ---	8,698 (5) 16,510 (6) ---
Ralph S. Nelson - Senior Vice President, General Counsel and Secretary	1999 1998 1997	158,500 153,000 149,015	--- 1,317 ---	12,000 (2) --- ---	1,000 (3) 1,075 (3) 22,781 (7)
James G. Overley - Senior Vice President, Chief Financial Officer and Treasurer	1999 1998 1997	158,500 153,000 147,500	--- --- ---	14,000 (2) --- ---	1,415 (3) 1,000 (3) 17,797 (8)
Walter E. Prince - Senior Vice President, Maintenance	1999 1998 1997	152,295 150,000 132,348	--- 1,317 ---	10,000 (2) --- ---	1,525 (3) 1,500 (3) 40,720 (9)
Ronald T. Sorrow (1) - Former Executive Vice President, Sales and Marketing	1999 1998 1997	130,103 109,859 ---	--- --- ---	--- --- ---	34,896 (10) 8,228 (7)

  Mr. McCormick began employment with the Company in 1997. Messrs. Moody and Sorrow began employment with the Company in 1998. Mr. Sorrow's employment with the Company was terminated in 1999.

  Amount shown represents options granted on February 15, 2000, to purchase shares of the new Common Stock of the Company.

  Amounts shown represent contributions by the Company to the Trism 401(k) Plan on behalf of such officer.

  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($49,206) and contribution by the Company to the Trism 401(k) Plan ($582).

  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($643), Company car expense ($7,412) and the Company's contribution to the Trism 401(k) Plan ($643).

  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($14,302) and Company car expense ($2,208).

  Amount shown represents reimbursement for relocation expense in connection with commencing employment.

  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($17,235) and contribution by the Company and to the Trism 401(k) Plan ($562).

  Amount shown represents reimbursement for relocation expense in connection with commencing employment.

  Amount shown represents payments made pursuant to a severance agreement.

The Company has entered into Employment Agreements with Messrs. McCormick, Moody, Nelson, Overley and Prince which provide, in pertinent part, for the continuation of their respective employment for a period of twelve months from February 15, 2000 or, in the event they are terminated or their respective position is downgraded without cause, for the continuation of their respective annual base pay for that period. Furthermore, these Employment Agreements provide for certain Change of Control provisions. See exhibit 10.4 for more detailed information regarding the Employment Agreements.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

On February 15, 2000, in connection with the consummation of the Plan, the outstanding old stock options, stock grants and warrants were extinguished and cancelled. A new stock option plan was issued which granted management, subject to certain conditions and the passage of time, the opportunity to acquire up to 10% of the outstanding new common stock.

The following table shows as of February 15, 2000 the beneficial ownership of Common Stock with respect to (i) each Director and nominee for Director, (ii) each executive officer named in the Summary Compensation Table, and (iii) all executive officers and Directors as a group, and (iv) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock..
Name	Amount and Nature of Beneficial Ownership	Percent of Class

Edward L. McCormick (1)	15,085	*
John S. Albanese	--	--
Randall G. Kominsky	--	--
Thomas P. Krasner	--	--
Dana L. Manner	--	--
J. Barry Moody (2)	7,000	*
Ralph S. Nelson (3)	6,000	*
James G. Overley (4)	7,063	*
Walter E. Prince (5)	5,000	*
Ron T. Sorrow	--	--
Merrill Lynch & Co., Inc.(6)	564,492(7)	28.2
Alpine Associates(8)	138,682	6.9
All executive officers and Directors as a group (9 persons)	40,148	1.97

*less than one percent (1%)

  Includes 15,000 shares which may be acquired upon the exercise of vested option within 60 days of February 15, 2000.
  Includes 7,000 shares which may be acquired upon the exercise of vested option within 60 days of February 15, 2000.
  Includes 6,000 shares which may be acquired upon the exercise of vested option within 60 days of February 15, 2000.
  Includes 7,000 shares which may be acquired upon the exercise of vested option within 60 days of February 15, 2000.
  Includes 5,000 shares which may be acquired upon the exercise of vested option within 60 days of February 15, 2000.
  Merrill Lynch & Co., Inc. ("ML&Co.") is a parent holding company. The Merrill Lynch Asset Management Group ("AMG") is an operating division of ML&Co. consisting of ML&Co.'s indirectly owned asset management subsidiaries.
  Includes shares of Common Stock held by certain of ML&Co.'s indirectly owned asset management subsidiaries.
  Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about March 9, 2000. The Schedule 13G was filed by Alpine Associates, a limited partnership and Alpine Partners, L.P. The principal business address of Alpine Associates and Alpine Partners, L.P. is 100 Union Avenue, Cresskill, New Jersey 07626.

ITEM 13.     Certain Relationships and Related Transactions

NONE

PART IV

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for each of the three years in the period ended December 31, 1999 are filed as part of this report:

(1) Financial Statements

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Changes in Stockholders' Equity (Deficit)

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

ITEM 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Continued

Exhibit Index

The following exhibits are filed as part of this report.
Exhibit
Number	Description

3.1	Certificate of Incorporation of TRISM, Inc., as amended and restated on February 15, 2000
3.2	By-laws of TRISM, Inc., as amended and restated on February 15, 2000
4.1	Form of Indenture
4.2	Registration Rights Agreement
10.1	Revolving Credit Facility with CIT
10.2	Stock Option Plan
10.3	Management Incentive Plan
10.4	Employment Agreement with Edward L. McCorkmick
10.5	Employment Agreement with James G. Overley
10.6	Employment Agreement with J. Barry Moody
10.7	Employment Agreement with Ralph S. Nelson
10.8	Employment Agreement with Walter E. Prince
10.9	Employment Agreement with Glenn Kavanagh
10.10	Cash Incentive Agreement with Edward L. McCormick
10.11	Cash Incentive Agreement with James G. Overley
10.12	Cash Incentive Agreement with J. Barry Moody
10.13	Cash Incentive Agreement with Ralph S. Nelson
10.14	Cash Incentive Agreement with Walter E. Prince
10.15	Cash Incentive Agreement with Glenn Kavanagh
18.1	Letter from Independent Accountants on Change in Accounting Principle
21.1	Subsidiaries
27	Financial Data Schedule

Reports on Form 8-K

During the fourth quarter of 1999, there were no reports filed on Form 8-K.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISM, INC.

s/James G. Overley James G. Overley Senior Vice President of Finance, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.
Signature	Title

s/ Edward L. McCormick	Chairman, President and Chief
Edward L. McCormick	Executive Officer

s/John S. Albanese	Director
John S. Albanese

s/Randall G. Kominsky	Director
Randall G. Kominsky

s/Thomas P. Krasner	Director
Thomas P. Krasner

s/Dana L. Manner	Director
Dana L. Manner

s/James G. Overley	Senior Vice President of Finance,
James G. Overley	Chief Financial Officer, and Treasurer

SCHEDULE II

TRISM, INC.
(DEBTOR-IN-POSSESSION)
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	(1) CHARGED TO COSTS AND EXPENSES	(2) CHARGED TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD
1999:
Allowance for doubtful accounts	$ 1,063,458	1,010,688	-	1,031,077	(a)	1,043,069

1998:
Allowance for doubtful accounts	$ 2,069,718	879,055	-	1,885,315	(a)	1,063,458

1997:
Allowance for doubtful accounts	$ 2,396,621	1,387,975	-	1,714,878	(a)	2,069,718

(a) Represents net write-offs of uncollectible accounts.