Form 10-Q
period 2000-03-31
TRISM INC /DE/
filed 2000-05-15
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

                   [ X ] Yes           [    ] No

As of March 31, 2000, 2,000,000 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

TRISM, INC. TABLE OF CONTENTS

	ITEM		PAGE

Part I	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3
	Item 2.	Management's Discussion and Analysis of	10
		Financial Condition and Results of Operations

Part II	OTHER INFORMATION

	Item 1.	Legal Proceedings	6
	Item 6.	Exhibits and Reports on Form 8-K	15

ITEM 1. Financial Statements
TRISM, Inc. Consolidated Balance Sheets As of March 31, 2000 and December 31, 1999 (In thousands, unaudited)

	Reorganized	Predecessor
	Company	Company
	March 31,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 1,800	$ 2,246
Restricted cash and insurance deposits	835	835
Accounts receivable, net of allowance for doubtful accounts
of $930 and $1,043 for 2000 and 1999, respectively	40,192	36,304
Other accounts receivable	1,172	2,106
	___________	___________
Total accounts receivable	41,364	38,410
Materials and supplies	920	1,206
Prepaid expenses	8,912	12,246
	___________	___________
Total current assets	53,831	54,943

Property and equipment, at cost	105,877	202,470
Less: accumulated depreciation and amortization	(1,748)	(72,968)
	___________	___________
Net property and equipment	104,129	129,502

Intangibles and other, net	1,994	17,655
Other	659	638
	___________	___________
Total assets	$ 160,613	$ 202,738
	==========	==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 12,562	$ 12,010
Bank overdraft	2,938	2,085
Accrued expenses and insurance reserves	15,146	24,396
Current maturities of long-term debt:
Principal payments	16,781	18,722
Residual obligations on equipment debt	1,798	2,820
	___________	___________
Total current liabilities	49,225	60,033

Long-term debt, less current maturities	84,661	138,295
Insurance reserves	6,698	6,961
	___________	___________
Total liabilities	140,584	205,289

Stockholders' equity (deficit):
Common stock; $.01 par; 5,000 and 10,000 shares authorized
Respectively; 2,000 and 5,903 shares issued respectively	20	59
Additional paid-in capital	19,980	37,243
Retained earnings (deficit)	29	(38,216)
Treasury stock, at cost, 201 shares	-	(1,637)
	___________	___________
Total stockholders' equity (deficit)	20,029	(2,551)
	___________	___________
Total liabilities and stockholders' equity (deficit)	$ 160,613	$ 202,738
	==========	==========

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements, Continued

TRISM, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)
	Reorganized	Predecessor
	Company	Company
	One and	One and
	one half	one half	Three
	Months Ended	Months Ended	Months Ended
	March 31, 2000	February 15, 2000	March 31, 1999
Revenues	$ 36,899	$ 32,609	$ 68,630

Operating expenses:
Salaries, wages and fringe benefits	11,766	11,146	25,780
Operating supplies and expenses	5,518	5,209	8,847
Contractor equipment	4,938	3,436	6,534
Brokerage carrier expense	4,270	3,679	4,767
Operating taxes and licenses	2,974	2,700	6,124
Depreciation and amortization	1,748	2,243	5,424
General supplies and expenses	1,555	1,485	3,903
Claims and insurance	1,471	1,417	2,145
Revenue equipment rents	869	994	3,643
Communications and utilities	598	555	1,176
(Gain) loss on disposition of assets	(4)	3	115
	____________	____________	____________
Total operating expenses	35,703	32,867	68,458

Operating income (loss)	1,196	(258)	172

Interest expense, net	1,087	686	3,594

Other expense, net	80	38	198
	____________	____________	____________
Income (loss) before income tax benefit
and reorganization items and extraordinary item
and cumulative effect of accounting change	29	(982)	(3,620)
	____________	____________	____________
Reorganization items:
Loss on adjustment of assets to fair market value	-	39,450	-
Financial restructuring costs	-	200	-
	____________	____________	____________
Income (loss) before income tax benefit
and extraordinary item and cumulative effect
of accounting change	29	(40,632)	(3,620)

Income tax benefit	-	-	-
	____________	____________	____________
Income (loss) before income tax benefit
and cumulative effect of accounting change	29	(40,632)	(3,620)
	____________	____________	____________
Extraordinary item, gain on extinguishment
of debt, net	-	42,682	-

Cumulative effect of accounting change, net	-	-	(274)
	____________	____________	____________
Net earnings (loss)	$ 29	$ 2,050	$ (3,894)
	============	============	============
Basic and diluted earnings (loss) per share
Income (loss) before extraordinary item	$ 0.01	$ (7.13)	$ (0.63)
Extraordinary item	-	7.49	-
Cumulative effect of accounting change	-	-	(0.05)
	____________	____________	____________
Net earnings (loss)	$ 0.01	$ 0.36	$ (0.68)
	============	============	============
Weighted average number of shares used in
computation of basic and diluted earnings (loss) per share	2,000	5,702	5,702
	============	============	============

See accompanying notes to the consolidated financial statements.

ITEM 1. Financial Statements, Continued
TRISM, Inc. Consolidated Statements of Cash Flows (In thousands, unaudited)
	Reorganized	Predecessor
	Company	Company
	One and	One and
	one half	one half	Three
	Months Ended	Months Ended	Months Ended
	March 31, 2000	February 15, 2000	March 31, 1999
Cash flows from operating activities:
Net earnings (loss)	$ 29	$ 2,050	$ (3,894)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,785	2,245	5,608
Loss on adjustment of assets to fair market value	-	39,450	-
Loss (gain) on disposition of assets	4	(3)	115
Provision for losses on accounts receivable	95	176	348
Extraordinary gain, net	-	(42,682)	-
Changes in assets and liabilities:
Accounts receivable	(3,364)	(666)	(1,085)
Prepaid expenses	810	2,625	1,703
Accrued expenses and insurance reserves	2,253	(2,909)	2,298
Accounts payable	(1,062)	1,165	1,868
Other	(80)	(139)	(29)
Net cash provided by operating activities before	___________	___________	___________
reorganization items	470	1,312	6,932
	___________	___________	___________
Cash flows from operating activities relating to reorganization items:
Financial restructuring costs, net	(509)	162	-
	___________	___________	___________
Net cash (used in) provided by operating activities	(39)	1,474	6,932
	___________	___________	___________
Cash flows from investing activities:
Proceeds from sale of assets	7	522	864
Purchases of property and equipment	(193)	(223)	(847)
Other, net	-	-	47
	___________	___________	___________
Net cash (used in) provided by investing activities	(186)	299	64
	___________	___________	___________
Cash flows from financing activities:
Net proceeds (repayment) under revolving credit agreement	3,668	1,020	(2,441)
Repayment of long-term debt and capital lease obligations	(1,706)	(3,797)	(4,130)
Issuance of long-term debt	-	-	2,750
(Decrease) increase in bank overdrafts	(67)	920	(968)
Payment of deferred financing costs	(1,950)	(82)	-
	___________	___________	___________
Net cash (used in) financing activities	(55)	(1,939)	(4,789)
	___________	___________	___________
(Decrease) increase in cash and cash equivalents	(280)	(166)	2,207
Cash and cash equivalents, beginning of period	2,080	2,246	3,001
	___________	___________	___________
Cash and cash equivalents, end of period	$ 1,800	$ 2,080	$ 5,208
	===========	===========	===========
Supplemental cash flow information:

Equipment purchases and borrowings	$ -	$ -	$ 1,070
	===========	===========	===========
Conversion of operating leases to installment debt	$ 449	$ -	$ -
	===========	===========	===========

See accompanying notes to consolidated financial statements.

TRISM, Inc.
Notes to Consolidated Financial Statements

Accounting Policies

Due to the Reorganization and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the new Reorganized Company (period starting February 15, 2000) are not comparable to those of the Predecessor Company. The Reorganized Company relates to all operations post-emergence from Bankruptcy and the Predecessor Company relates to all operations pre-emergence from Bankruptcy. A black line has been drawn on the accompanying Condensed Consolidated Financial Statements to distinguish between the Reorganized Company and the Predecessor Company.

The 1999 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended March 31, 2000 and 1999, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1999 accounts to reflect classifications adopted in 2000. In addition, the Company changed its accounting policy on tires in service effective January 1, 1999 and accordingly, it adjusted prior year quarterly results for the implementation of the new policy.

Recent Developments

On February 15, 2000, the consummation of the Company's Plan of Reorganization was completed, and the Company exited from Chapter 11. The Company converted the existing Senior Subordinated Notes ("Notes") and common equity as outlined under the terms of the restructuring agreement.

The agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment was paid on March 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization, prior to dilution respecting a management stock incentive program. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

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

Reorganization Items

In accordance with SOP 90-7, the Consolidated Statements of Operations should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Consolidated Statements of Operations for the three months ending March 31, 2000, the Company wrote-off $39.5 million related to assets adjusted to estimated fair market value. Furthermore, the Company incurred financial restructuring costs of $0.2 million for the three months ended March 31, 2000.

Fresh Start Reporting

As of the February 15, 2000, the Company adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7. Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuation

Notes to Consolidated Financial Statements, Continued
Fresh Start Reporting, Continued

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

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's consolidated balance sheet as of February 15, 2000 (in thousands):
	Predecessor Company	Reorganization and Fresh Start Adjustments				Reorganized Company
	February 15, 2000	Debit		Credit		February 15, 2000
ASSETS
Current Assets	$ 52,638	$ -		$ 917	(a) (b)	$ 51,721

Property, Plant & Equipment, net	127,114	-		21,880	(c)	105,234

Other Long-term Assets, net	18,765	1,500	(e)	17,459	(d)	2,806
	______________	__________		__________		______________
Total Assets	$ 198,517	$ 1,500		$ 40,256		$ 159,761
	==============	==========		==========		==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 57,050	$ 7,758	(a)	$ 1,500	(e)	$ 50,792

Long-term Debt	138,238	86,230	(a)	30,000	(f)	82,008

Other Long-term Liabilities	6,961	-		-		6,961
	______________	__________		__________		______________

Total Liabilities	202,249	93,988		31,500		139,761
	==============	==========		==========		==============
Stockholders' Equity	(3,732)	37,302	(g)	61,034	(h) (i)	20,000
	______________	__________		__________		______________
Total Liabilities and Equity	$ 198,517	$ 131,290		$ 92,534		$ 159,761
	==============	==========		==========		==============
(a) - To reflect the cancellation of the old Notes and related accrued interest expense and income.
(b) - To adjust current assets to fair market value.
(c) - To adjust property, plant and equipment to fair market value.
(d) - To adjust intangibles to fair market value.
(e) - To reflect deferred debt issuance costs of $1.5 million relating to new Notes.
(f) - To reflect the issuance of the new Notes.
(g) - To relect the cancellation of the old common stock and additional paid in capital of Predecessor Company.
(h) - To reflect the issuance of the new common stock and additional paid in capital of $20.0 million.
(i) - To reflect the extraordinary credit resulting from the discharge of indebtness. The extraordinary gain is calculated below:

Historcal value of Old Senior Subordinated Notes "Old Notes"				$ 86,230
Historical value of Accrued Interest,net on Old Notes				6,952
				_________
				93,182
Market Value of consideration exchanged for the Old Notes:

New Senior Subordinated Notes "New Notes"				(30,000)
Deferred financing fees on New Notes				(1,500)
New Common Stock (95% of 2.0 million shares)				(19,000)
				_________
				(50,500)
				_________
	Extraordinary Gain			$ 42,682
				========

Notes to Consolidated Financial Statements, Continued
Fresh Start Reporting, Continued

The following unaudited pro forma condensed consolidated statement of operations presents the results of operations for the three months ended March 31, 2000, as though the consummation of the Plan and Fresh Start Reporting had been completed on January 1, 2000, and assumes that there were no other changes in the operations of the Company. The pro forma results are not necessarily indicative of the financial results that might have occurred had the consummation of the Plan and Fresh Start Reporting actually taken place on January 1, 2000, or of future results of operations (in thousands):

Pro forma Condensed Statement of Operations
For three months ended March 31, 2000

Revenues	$ 69,508

Operating Expenses	68,087
___________
Operating Income	1,421

Interest Expense, net	2,224
Other Expense, net	146
___________
Loss Before Income Taxes	(949)
___________
Net Loss	$ (949)
========

 Guarantor Subsidiaries

The Company's senior subordinated notes are guaranteed by all of the Company's direct and indirect subsidiaries (the "Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of the Company and the guarantees of the Guarantor Subsidiaries are full, unconditional and joint and several. Separate financial statements of each Guarantor Subsidiary is not presented because management has determined that separate financial statements of the Guarantor Subsidiaries would not be material to investors. Summarized financial information for 2000 and 1999 of the combined Guarantor Subsidiaries for predecessor and reorganized subsidiaries are as follows (in thousands):

	Reorganized	Predecessor
	Company	Company
	One and	One and
	one half	one half	Three
	Months Ended	Months Ended	Months Ended
	March 31, 2000	February 15, 2000	March 31, 1999

Current assets	$ 53,696	$ 52,505	$ 45,871

Long-term assets	90,577	107,261	114,286

Current liabilities	41,970	42,861	41,120

Long-term liabilities	43,798	45,153	54,609

Equity	58,505	71,752	64,428

Income from operations	2,623	1,145	3,946

Net Income	$ 2,137	$ 603	$ 2,548

Notes to Consolidated Financial Statements, Continued

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

Notes to Consolidated Financial Statements, Continued
Segment and Related Information, Continued

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

A summary of segment information is presented below (in thousands):
	Reorganized	Predecessor
	Company	Company
	One and	One and
	one half	one half	Three
	Months Ended	Months Ended	Months Ended
	March 31, 2000	February 15, 2000	March 31, 1999

Operating Revenue
Heavy Haul	$ 25,927	$ 22,108	$ 49,694
Secured Materials	9,937	9,315	20,035
Trism Logistics	2,439	2,387	1,802
Eliminations and other	(1,404)	(1,201)	(2,901)
	____________	____________	____________
Consolidated	$ 36,899	$ 32,609	$ 68,630
	===========	===========	===========

Operating Income
Heavy Haul	$ 393	$ (590)	$ 610
Secured Materials	697	197	(631)
Logistics	106	135	193
	____________	____________	____________
Consolidated	$ 1,196	$ (258)	$ 172
	===========	===========	===========
Interest expense, net	1,087	686	3,594
Other expense, net	80	38	198
	____________	____________	____________
Loss before income taxes and reorganization items and extraordinary item and cumulative effect of accounting change	$ 29	$ (982)	$ (3,620)
	===========	===========	===========

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1999 and quarter ended March 31, 2000.

To facilitate a meaningful comparison of the Company's quarterly operating performance in years 2000 and 1999, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the quarter ended March 31, 2000 represents the mathematic addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through March 31, 2000. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting.

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three Months ended March 31, 2000 and 1999.

	2000	1999	Variance
Percentage of Revenue Basis:

Revenues	100.0	100.0	-
	______	______	______
Operating expenses:
Salaries, wages and fringe benefits	33.0	37.6	(4.6)
Operating supplies and expenses	15.4	12.9	2.5
Contractor equipment	12.0	9.4	2.6
Brokerage carrier expense	11.4	6.9	4.5
Operating taxes and licenses	8.2	8.8	(0.6)
Depreciation and amortization	5.7	7.9	(2.2)
General supplies and expenses	4.4	5.7	(1.3)
Claims and insurance	4.2	3.1	1.1
Revenue equipment rents	2.7	5.3	(2.6)
Communications and utilities	1.7	1.7	-
(Gain) loss on disposition of assets	-	0.2	(0.2)
	______	______	______
Total operating expenses	98.7	99.5	(0.8)

Operating income	1.3	0.3	1.0
	=====	=====	=====

	2000	1999
Selected operating data:

Revenue per loaded mile (a)	$1.81	$1.73
Revenue per total mile (a)	$1.50	$1.43
Load factor (b)	82.7%	82.7%
Revenue per tractor per day (c)	$505	$482
Miles per tractor per day (c)	337	336
Average length of haul in miles (d)	926	927
Tractors (e)	1,826	1,996
Total loads (000's)	34	37
Total tractor miles (000's)	38,194	41,596

(a)	Freight revenues exclude brokerage, Super Heavy Haul and fuel surcharge revenues.
(b)	Load factor represents loaded miles as a percentage of total miles.
(c)	Based on weighted average number of tractors during period
(d)	Calculated as the average distance from origin to the destination of the shipments.
(e)	Includes the monthly average of owned, leased and independent contractors.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Summary of First Quarter 2000 Results

Consolidated revenues increased by 1.3% for the quarter ended March 31, 2000, to $69.5 million from $68.6 million for the quarter ended March 31, 1999. Revenues were positively impacted by growth in the Logistics segment which improved by $3.0 million. Consolidated freight revenues actually declined by $2.4 million (excluding fuel surcharges) for the quarter ended March 31, 2000 as compared to the same period in 1999, primarily as a result of a reduction in total tractors. Revenue per tractor per day increased by 4.9% due to an increase in freight rates (excluding fuel surcharges) and a higher percentage of loads in the specialized freight markets. Net earnings for the quarter ended March 31, 2000, amounted to $2.1 million as compared to a net loss of $3.9 million in the first quarter of 1999. Subsequent to the Company's emergence from Bankruptcy, the Company generated net income of $29,000. The first quarter operating results were negatively impacted by higher fuel cost per gallon of $0.39 or $2.6 million. The Company recovered approximately 50% of the increased costs through fuel surcharges to its customers. In addition, the Company's operating costs were $1.1 million higher as a result of an overall increase in the number of independent contractors in the first quarter of 2000. These costs were partially offset by a reduction of fixed freight operating costs of $4.4 million primarily relating to equipment and administrative costs during the quarter ended March 31, 2000, as compared to the same period in 1999.

Operating Revenue

First Quarter 2000 as compared to the First Quarter of 1999

Operating revenue increased $0.9 million, or 1.3% from the first quarter of 1999 to the first quarter 2000. Revenue per loaded mile (excluding fuel surcharges) was $1.81 for the quarter ended March 31, 2000 as compared to $1.73 for the quarter ended March 31, 1999. However, operating revenues were impacted by a decline in total miles driven of approximately 3.4 million from the first quarter of 1999 to the first quarter of 2000 due to a reduction in total tractors.

Operating revenues were affected by a decline in revenues at Heavy Haul primarily as a result of lower revenues in the Super Heavy Haul market relating to one project in the first quarter of 1999 which accounted for approximately $1.6 million. While the Secured segment miles driven were 1.9 million miles lower in the first quarter of 1999 from 2000, there was a positive increase in revenue per total mile which increased by 10.2%. The Secured segment was negatively impacted by lower asset utilization caused by competition for available drivers. The Logistics segment revenues increased by $3.0 million, primarily as a result of new contracts in the third party logistics market that began in the second quarter of 1999.

Operating Income

First Quarter 2000 as compared to the First Quarter of 1999

Operating income for the three months ended March 31, 2000, was $0.9 million compared to $0.2 million in 1999. The increase in operating revenue of $0.9 million positively impacted operating income primarily as a result of higher freight rates and increased brokerage revenue.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher net fuel costs of $2.6 million caused by an increase in cost per gallon of $0.39 cents; (b) higher contractor equipment costs of $0.8 million as a result of increased miles driven by contractor equipment; and (c) higher escort and permit charges of $0.7 million primarily as result from an increase in the overdimensional and specialized equipment commodities hauled by the Heavy Haul segment.

The decline in revenues and increase in certain variable costs in the first quarter of 2000 were offset by lower fixed freight operating costs of $4.4 million. The reductions resulted from a reduced tractor and trailer fleet size and lower general and administrative costs. Additionally, the Company wrote down certain property, plant and equipment which reduced fixed costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating and Other Expenses

Total operating expenses were approximately $68.6 million for the quarter ended March 31, 2000 as compared to $68.5 million for the three months ended March 31, 1999. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits decreased 4.6% of revenue during the quarter ended March 31, 2000 as compared to the corresponding period in 1999. The decrease relates to lower driver wages as a percentage of revenue due to an overall increase in the use of independent contractors.

Operating supplies increased by 2.5% for the quarter ended March 31, 2000 as compared to the same period in 1999, due to an increase in fuel price per gallon of $0.39 cents.

Contractor equipment increased by 2.6% in the first quarter of 2000 as compared to the same period in 1999, attributable to an overall increase in the number of independent contractors, which increased from an average of 264 in 1999 to 321 in 2000.

Brokerage carrier expenses increased by 4.5% from the quarter ended March 31, 2000 as compared to the corresponding period in 1999 due to increased brokerage revenue and higher costs of capacity.

Depreciation and amortization decreased by 2.2% for the quarter ended March 31, 2000 as compared to the same period in 1999, primarily due to the decline in the number of company owned tractors and trailers and the write down of property, plant and equipment to fair market value relating to Fresh Start Reporting.

General supplies expenses decreased by 1.3% of revenue for the quarter ended March 31, 2000 as compared to the corresponding period in 1999, primarily as a result of lower insurance professional fees in 2000.

Claims and insurance expenses increased by 1.1% from the quarter ended March 31, 2000 as compared to the same period in 1999, primarily due to the implementation of a fixed, first dollar deductible liability insurance program in November of 1999.

Revenue equipment rents declined by 2.6 % from 1999 to 2000 primarily as a result of a reduction in the number of tractors under operating leases and a decrease in trailer rentals in the Super Heavy Haul market.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $1.4 million in 2000 compared to $6.9 million in 1999. The decrease is primarily due to a decrease in accrued expense relating the interest on the Notes and an increase in accounts receivable related to the seasonality of revenues.

Investing Activities

Net cash provided by investing activities was $0.1 million in 2000 and in 1999. Proceeds from the sale of assets approximated capitalized purchases and repairs of assets for 2000 and 1999.

Financing Activities

Net cash used in financing activities was $2.0 million in 2000 compared to $4.8 million in 1999. The increase in cash from financing activities in 2000 resulted from higher borrowings on the revolving credit facility due to the first payment on the new senior subordinated notes on March 15 and the increase in accounts receivable. Bank overdrafts also increased due to the timing of end of the quarter disbursements.

Capital Requirements

The Company estimates 2000 net capital expenditures of approximately $27 million primarily related to the replacement of tractors and trailers. The Company estimates net proceeds from the sale of the replaced equipment to amount to approximately $3.0 million. The Company believes it will be able to finance its needs during 2000. However, the

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued
Liquidity and Capital Resources, Continued

Capital Requirements, Continued

Company's ability to attract capital could be limited if losses continue. Furthermore, the Company may reduce its capital expenditures if defined operating performance levels are not achieved. In addition, residual obligations of approximately $1.8 million, primarily relating to certain capital lease obligations, will mature in 2000, and the Company will have the option to extend the maturity of the residual, purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

See "Recent Developments" in the accompanying notes to the consolidated financial statements for an additional discussion of the Company's liquidity and capital resources.

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

     B.     Reports on Form 8-K

          During the quarter covered by this report there was one report on Form 8-K filed.

      Other Events - Filed on February 18, 2000

TRISM, Inc. Announces Exit from Chapter 11

On February 18, 2000, the Registrant issued a press release, included as an exhibit to the Form 8-K, announcing the consummation of its Plan of Reorganization. In accordance with the Plan, the Company converted $86.2 million of existing Senior Subordinated Notes into an aggregate principal amount of $30 million of New Senior Subordinated Notes, due 2005, bearing interest at the rate of 12% per annum and 95% of the new common stock of the reorganized TRISM. Existing common stockholders will receive 5% of the new common stock of the reorganized TRISM. Under the Plan, the Company significantly reduced its long-term debt, will pay all trade debt in full, secured a multiyear $42.5 million financing arrangement and, under the direction of its current management team, will continue with its multifaceted specialized transportation and logistics operations.

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

By:/s/Edward L. McCormick
Edward L. McCormick Director, President and Chief Executive Officer

By:/s/James G. Overley
James G. Overley Senior Vice President of Finance, Chief Financial Officer and Treasurer

Date: May 12, 2000

TRISM, INC.

 Exhibit Index

Exhibit Number	Description	Page Number
11	Computation of basic and diluted earnings (loss) per common share	18

27	Financial Data Schedule	19