Form 10-Q
period 2000-06-30
TRISM INC /DE/
filed 2000-08-11
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

     [ X ] Yes      [ ] No

As of June 30, 2000, 2,000,000 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

TRISM, INC.
TABLE OF CONTENTS
	ITEM		PAGE
Part I	FINANCIAL INFORMATION
	Item 1.	Financial Statements	3
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Part II	OTHER INFORMATION
	Item 1.	Legal Proceedings	10
	Item 6.	Exhibits and Reports on Form 8-K	18

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Balance Sheets
As of June 30, 2000 and December 31, 1999
(In thousands, unaudited)

	Reorganized	Predecessor
	Company	Company
	June 30,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 1,628	$ 2,246
Restricted cash and insurance deposits	835	835
Accounts receivable, net of allowance for doubtful accounts
of $1,295 and $1,043 for 2000 and 1999, respectively	43,807	36,304
Other accounts receivable	1,310	2,106
Total accounts receivable	45,117	38,410
Materials and supplies	1,070	1,206
Prepaid expenses	7,833	12,246
Total current assets	56,483	54,943

Property and equipment, at cost	107,496	202,470
Less: accumulated depreciation and amortization	(5,255)	(72,968)
Net property and equipment	102,241	129,502

Intangibles and other, net	2,450	17,655
Other	619	638

Total assets	$ 161,793	$ 202,738
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 15,076	$ 12,010
Bank overdraft	3,335	2,085
Accrued expenses and insurance reserves	12,843	24,396
Current maturities of long-term debt:
Principal payments	15,425	18,722
Residual obligations on equipment debt	2,132	2,820
Total current liabilities	48,811	60,033

Long-term debt, less current maturities	87,034	138,295
Insurance reserves	6,267	6,961
Total liabilities	142,112	205,289

Stockholders' equity (deficit):
Common stock; $.01 par; 5,000 and 10,000 shares authorized
respectively; 2,000 and 5,903 shares issued respectively	20	59
Additional paid-in capital	19,980	37,243
Accumulated deficit	(319)	(38,216)
Treasury stock, at cost, 201 shares	-	(1,637)
Total stockholders' equity (deficit)	19,681	(2,551)

Total liabilities and stockholders' equity (deficit)	$ 161,793	$ 202,738
	========	========

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Statements of Operations
For the three months ended June 30, 2000 and 1999
(In thousands, except per share amounts, unaudited)
	Reorganized	Predecessor
	Company	Company
	June 30, 2000	June 30, 1999
Revenues	$ 74,692	$ 72,170

Operating expenses:
Salaries, wages and fringe benefits	23,026	26,087
Operating supplies and expenses	11,060	9,840
Contractor equipment	10,427	7,369
Brokerage carrier expense	10,189	6,253
Operating taxes and licenses	6,013	5,789
Depreciation and amortization	3,574	5,271
General supplies and expenses	3,523	3,577
Claims and insurance	2,889	3,029
Revenue equipment rents	1,486	2,511
Communications and utilities	579	1,078
Loss on disposal of super heavy haul assets	156	-
(Gain) loss on disposition of assets	(223)	176

Total operating expenses	72,699	70,980

Operating income	1,993	1,190

Interest expense, net	2,316	3,677

Other expense, net	25	242

Net loss	$ (348)	$ (2,729)
	=========	========
Basic and diluted earnings (loss) per share:

Net earnings (loss)	$ (0.17)	$ (0.48)
	=========	========
Weighted average number of shares used in
used in computation of basic and diluted
earnings (loss) per share	2,000	5,702
	=========	========

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Reorganized	Predecessor
	Company	Company
	Four and	One and
	one half	one half	Six
	Months Ended	Months Ended	Months Ended
	June 30, 2000	February 15, 2000	June 30, 1999
Revenues	$ 111,591	$ 32,609	$ 140,800
Operating expenses:
Salaries, wages and fringe benefits	34,792	11,146	51,867
Operating supplies and expenses	16,578	5,209	18,687
Contractor equipment	15,365	3,436	13,903
Brokerage carrier expense	14,458	3,679	11,020
Operating taxes and licenses	8,988	2,700	11,913
Depreciation and amortization	5,322	2,243	10,695
General supplies and expenses	5,078	1,485	7,480
Claims and insurance	4,360	1,417	5,174
Revenue equipment rents	2,355	994	6,154
Communications and utilities	1,177	555	2,254
Loss on disposal of super heavy haul assets	156	-	-
(Gain) loss on disposition of assets	(227)	3	291
Total operating expenses	108,402	32,867	139,438
Operating income (loss)	3,189	(258)	1,362
Interest expense, net	3,403	686	7,271
Other expense, net	105	38	440
Income (loss) before reorganization items,
extraordinary item and cumulative effect
of accounting change	(319)	(982)	(6,349)
Reorganization items:
Loss on adjustment of assets to fair market value	-	39,450	-
Financial restructuring costs	-	200	-
	________	________	________
Income (loss) before extraordinary item
and cumulative effect of accounting change	(319)	(40,632)	(6,349)
Extraordinary item, gain on extinguishment
of debt, net	-	42,682	-
Cumulative effect of accounting change, net	-	-	(274)
Net earnings (loss)	$ (319)	$ 2,050	$ (6,623)
	========	========	========
Basic and diluted earnings (loss) per share
Income (loss) before extraordinary item and
cumulative effect of accounting change	$ (0.16)	$ (7.13)	$ (1.11)
Extraordinary item	-	7.49	-
Cumulative effect of accounting change	-	-	(0.05)
	________	________	________
Net earnings (loss)	$ (0.16)	$ 0.36	$ (1.16)
	========	========	========
Weighted average number of shares used in
used in computation of basic and diluted
earnings (loss) per share	2,000	5,702	5,702
	========	========	=======

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Statements of Cash Flows
(In thousands, unaudited)
	Reorganized	Predecessor
	Company	Company
	Four and	One and
	one half	one half	Six
	Months Ended	Months Ended	Months Ended
	June 30, 2000	February 15, 2000	June 30, 1999
Cash flows from operating activities:
Net earnings (loss)	$ (319)	$ 2,050	$ (6,623)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	5,485	2,245	11,065
Loss on adjustment of assets to fair market value	-	39,450	-
Loss (gain) on disposition of assets	(71)	3	290
Provision for losses on accounts receivable	575	176	121
Extraordinary gain, net	-	(42,682)	-
Changes in assets and liabilities:
Accounts receivable	(7,598)	(666)	(2,892)
Prepaid expenses	1,907	2,625	1,114
Accrued expenses and insurance reserves	(80)	(2,915)	5,082
Accounts payable	1,452	1,165	952
Other	(75)	(139)	240
Net cash provided by operating activities before
reorganization items	1,276	1,312	9,349
Cash flows from operating activities relating to reorganization items:
Financial restructuring costs, net	(1,063)	162	-
Net cash provided by operating activities	213	1,474	9,349

Cash flows from investing activities:
Proceeds from sale of assets	1,213	522	1,959
Purchases of property and equipment	(848)	(223)	(2,691)
Other, net	-	-	170
Net cash (used in) provided by investing activities	365	299	(562)

Cash flows from financing activities:
Net proceeds (repayment) under revolving credit agreement	8,187	1,020	(346)
Repayment of long-term debt and capital lease obligations	(7,016)	(3,797)	(8,533)
Issuance of long-term debt	-	-	2,750
(Decrease) increase in bank overdrafts	330	920	(2,690)
Payment of deferred financing costs	(2,531)	(82)	(200)
Net cash used in financing activities	(1,030)	(1,939)	(9,019)

Decrease in cash and cash equivalents	(452)	(166)	(232)
Cash and cash equivalents, beginning of period	2,080	2,246	2,029

Cash and cash equivalents, end of period	$ 1,628	$ 2,080	$ 1,797
	=======	=======	=======
Supplemental cash flow information:

Equipment purchases and borrowings	$ 112	$ -	$ 5,549
	========	========	=======
Conversion of operating leases to installment debt	$ 2,592	$ -	$ -
	========	========	========

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

The 1999 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended June 30, 2000 and 1999, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1999 accounts to reflect classifications adopted in 2000. In addition, the Company changed its accounting policy on tires in service effective January 1, 1999 and accordingly, it adjusted prior year quarterly results for the implementation of the new policy.

Emergence from Bankruptcy

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

On August 1, 2000, the Company amended its Revolver to provide for an additional $2.5 million in borrowings for total borrowings up to $45.0 million.

Subsequent Event

On July 15, 2000, the Company sold the assets of the Super Heavy Haul division for $1.1 million to Emmert International; the proceeds were used to retire outstanding equipment indebtedness. Furthermore, a loss on sale in the amount of $156,000 was recorded in the second quarter of 2000 to reflect the write down of assets to their net realizable value.

Stock Option Plan

During the four and one-half months ended June 30, 2000, the Company granted 200,000 stock options at a weighted average exercise price of $10.75 that expire on February 15, 2010.

Notes to Consolidated Financial Statements, Continued

Reorganization Items

In accordance with SOP 90-7, the Consolidated Statements of Operations should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Consolidated Statements of Operations for the one and one-half months ended February 15, 2000, the Company wrote-off $39.5 million related to assets adjusted to estimated fair market value. Furthermore, the Company incurred financial restructuring costs of $0.2 million for the one and one-half months ended February 15, 2000.

Fresh Start Reporting

As of February 15, 2000, the Company adopted Fresh Start Reporting in accordance with AICPA Statement of Position 90-7. Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuation of assets, intangible assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

The Company's reorganization value of $135 million (the approximate fair value) was based upon the assumed total long-term debt (including capital lease and operating lease obligations) of $115 million and the estimated imputed equity value of Reorganized Trism at $20 million during the administration of the bankruptcy in 1999. These values were based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded Company market multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by the Company's management and its financial advisors to be representative of the Company's business and industry.

The reorganization of the Company resulted in a discharge of debt under the Tax Code. The discharge reduced outstanding net operating loss carryforwards on February 15, 2000. The Company estimates remaining net operating loss carryforwards of approximately $9 million. However, due to a change in control such net operating loss carryforwards will be subject to annual limitations in accordance with section 382 of the Tax Code.

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's consolidated balance sheet as of February 15, 2000 (in thousands):

	Predecessor Company	Reorganization and Fresh Start Adjustments				Reorganized Company
	February 15, 2000	Debit		Credit		February 15, 2000
ASSETS
Current Assets	$ 52,638	$ -		$ 917	(a) (b)	$ 51,721

Property, Plant & Equipment, net	127,114	-		21,880	(c)	105,234

Other Long-term Assets, net	18,765	1,500	(e)	17,459	(d)	2,806

Total Assets	$ 198,517	$ 1,500		$ 40,256		$ 159,761
	========	======		=====		=======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 57,050	$ 7,758	(a)	$ 1,500	(e)	$ 50,792

Long-term Debt	138,238	86,230	(a)	30,000	(f)	82,008

Other Long-term Liabilities	6,961	-		-		6,961

Total Liabilities	202,249	93,988		31,500		139,761
	=======	=====		=====		======
Stockholders' Equity	(3,732)	37,302	(g)	61,034	(h) (i)	20,000

Total Liabilities and Equity	$ 198,517	$ 131,290		$ 92,534		$ 159,761
	========	======		=====		=======
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
(g) - To reflect the cancellation of the old common stock and additional paid in capital of Predecessor Company.
(h) - To reflect the issuance of the new common stock and additional paid in capital of $20.0 million.
(i) - To reflect the extraordinary credit resulting from the discharge of indebtedness. The extraordinary gain is calculated below:

Historical value of Old Senior Subordinated Notes "Old Notes"				$86,230
Historical value of Accrued Interest, net on Old Notes				6,952
				93,182
Market Value of consideration exchanged for the Old Notes:

New Senior Subordinated Notes "New Notes"				(30,000)
Deferred financing fees on New Notes				(1,500)
New Common Stock (95% of 2.0 million shares)				(19,000)
				(50,500)

	Extraordinary Gain			$42,682

The following unaudited pro forma condensed consolidated statement of operations presents the results of operations for the six months ended June 30, 2000, as though the consummation of the Plan and Fresh Start Reporting had been completed on January 1, 2000, and assumes that there were no other changes in the operations of the Company. The pro forma results are not necessarily indicative of the financial results that might have occurred had the consummation of the Plan and Fresh Start Reporting actually taken place on January 1, 2000, or of future results of operations (in thousands):

Pro forma Condensed Statement of Operations
For six months ended June 30, 2000

Six Months
Ended
Revenues	$144,200

Operating Expenses	140,786

Operating Income	3,414

Interest Expense, net	4,540
Other Expense, net	171

Net Loss	$(1,297)
=========

Notes to Consolidated Financial Statements, Continued

Guarantor Subsidiaries

The Company's senior subordinated notes are guaranteed by all of the Company's direct and indirect subsidiaries (the "Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of the Company and the guarantees of the Guarantor Subsidiaries are full, unconditional and joint and several. Separate financial statements of each Guarantor Subsidiary is not presented because management has determined that separate financial statements of the Guarantor Subsidiaries would not be material to investors. Summarized financial information for the six months ended June 30, 2000 and 1999 of the combined Guarantor Subsidiaries for predecessor and reorganized subsidiaries are as follows (in thousands) :

	Reorganized	Predecessor
	Company	Company
	Four and	One and
	one half	one half	Six
	Months Ended	Months Ended	Months Ended
	June 30, 2000	February 15, 2000	June 30, 1999

Current assets	$ 55,667	$ 52,505	$ 49,753

Long-term assets	84,233	107,261	139,890

Current liabilities	39,742	42,861	42,063

Long-term liabilities	39,985	45,153	51,640

Equity	60,173	71,752	95,940

Income from operations	4,616	1,145	9,010

Net Income	$ 3,324	$ 603	$ 6,443

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

Notes to Consolidated Financial Statements, Continued

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

Logistics

The Trism Logistics, Inc. ("TLI") segment specializes in the management of freight by truck (particularly in the hazardous waste market). TLI's client base includes engineering and construction companies, suppliers to the European Community, Fortune 500 companies, major utility companies and the rail industry through its intermodal division.

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

A summary of segment information for the three months ended June 30, 2000 and 1999 is presented below (in thousands):

	Reorganized	Predecessor
	Company	Company
	Three	Three
	Months Ended	Months Ended
	June 30, 2000	June 30, 1999

Operating Revenue
Heavy Haul	$ 52,976	$ 49,626
Secured Materials	18,884	22,561
Logistics	5,809	3,442
Eliminations and other	(2,977)	(3,459)
Consolidated	$ 74,692	$ 72,170
	=======	=======
Operating Income
Heavy Haul	$ 1,351	$ 452
Secured Materials	578	640
Logistics	64	98
Consolidated	$ 1,993	$ 1,190
	=======	=======
Interest expense, net	2,316	3,677
Other expense, net	25	242
Net loss	$ (348)	$ (2,729)
	=======	=======

 A summary of segment information for the six months ended June 30, 2000 and 1999 is presented below (in thousands):

	Reorganized	Predecessor
	Company	Company
	Four and	One and
	one half	one half	Six
	Months Ended	Months Ended	Months Ended
	June 30, 2000	February 15, 2000	June 30, 1999

Operating Revenue
Heavy Haul	$ 78,903	$ 22,108	$ 99,320
Secured Materials	28,821	9,315	42,596
Logistics	8,248	2,387	5,244
Eliminations and other	(4,381)	(1,201)	(6,360)
Consolidated	$ 111,591	$ 32,609	$ 140,800
	========	=======	=======
Operating Income
Heavy Haul	$ 1,744	$ (590)	$ 1,061
Secured Materials	1,275	197	10
Logistics	170	135	291
Consolidated	$ 3,189	$ (258)	$ 1,362
	=======	=======	=======
Interest expense, net	3,403	686	7,271
Other expense, net	105	38	440
Loss before reorganization items, extraordinary item and cumulative effect of accounting change	$ (319)	$ (982)	$ (6,349)
	=======	========	=======

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

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1999 and quarter ended June 30, 2000.

To facilitate a meaningful comparison of the Company's quarterly operating performance in years 2000 and 1999, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the six months ended June 30, 2000 represents the mathematic addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through June 30, 2000. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting.

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three and six months ended June 30, 2000 and 1999:

	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	Variance	2000	1999	Variance
Percentage of Revenue Basis:

Revenues	100.0	100.0	-	100.0	100.0	-

Operating expenses:
Salaries, wages and fringe benefits	30.7	36.1	(5.4)	32.0	36.8	(4.8)
Operating supplies and expenses	14.8	13.6	1.2	15.1	13.3	1.8
Contractor equipment	14.0	10.2	3.8	13.0	9.8	3.2
Brokerage carrier expense	13.6	8.7	4.9	12.6	7.8	4.8
Operating taxes and licenses	8.1	8.0	0.1	8.1	8.5	(0.4)
Depreciation and amortization	4.8	7.3	(2.5)	5.2	7.6	(2.4)
General supplies and expenses	4.7	5.0	(0.3)	4.6	5.3	(0.7)
Claims and insurance	3.9	4.2	(0.3)	4.0	3.7	0.3
Revenue equipment rents	2.0	3.5	(1.5)	2.3	4.4	(2.1)
Communications and utilities	0.8	1.5	(0.7)	1.2	1.6	(0.4)
Loss on disposal of super heavy haul assets	0.2	-	0.2	0.1	-	0.1
(Gain) loss on disposition of assets	(0.3)	0.2	(0.5)	(0.2)	0.2	(0.4)
Total operating expenses	97.3	98.3	(1.0)	98.0	99.0	(1.0)

Operating income	2.7	1.7	1.0	2.0	1.0	1.0

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
Selected operating data:

Revenue per loaded mile (a)	$1.82	$1.75	$1.82	$1.74
Revenue per total mile (a)	$1.51	$1.46	$1.50	$1.45
Load factor (b)	82.9%	83.4%	82.8%	83.1%
Revenue per tractor per day (c)	$514	$507	$510	$494
Miles per tractor per day (c)	340	347	339	342
Average length of haul in miles (d)	942	911	934	919
Tractors (e)	1,845	1,959	1,836	1,978
Total loads (000's)	35	39	69	76
Total tractor miles (000's)	39,530	42,863	77,724	84,459

(a)	Freight revenues exclude brokerage, Super Heavy Haul and fuel surcharge revenues.
(b)	Load factor represents loaded miles as a percentage of total miles.
(c)	Based on weighted average number of tractors during period
(d)	Calculated as the average distance from origin to the destination of the shipments.
(e)	Includes the monthly average of owned, leased and independent contractors.

Summary of Second Quarter 2000 Results

Consolidated revenues increased by 3.5% for the quarter ended June 30, 2000, to $74.7 million from $72.2 million for the quarter ended June 30, 1999. Revenues were positively impacted by growth in the Logistics segment which improved by $2.4 million. Consolidated freight revenues actually declined by $0.8 million (excluding fuel surcharges) for the quarter ended June 30, 2000 as compared to the same period in 1999, primarily as a result of a reduction in total tractors. Revenue per tractor per day increased by 1.4% due to an increase in freight rates (excluding fuel surcharges) and a higher percentage of loads in the specialized freight markets. Net loss for the quarter ended June 30, 2000, amounted to $0.3 million as compared to a net loss of $2.7 million in the second quarter of 1999. The results for the second quarter of 2000 include a $0.3 million partial reserve for a certain customer's accounts receivable due to their filing of Chapter 11 Bankruptcy and a $0.2 million loss on disposal of the super heavy haul assets. The second quarter operating results were negatively impacted by higher fuel cost per gallon of $0.33 or $1.9 million, as compared to the same period in 1999. The Company recovered approximately 75% of the increased costs through fuel surcharges to its customers. In addition, the Company's operating costs were $1.8 million higher as a result of an overall increase in the number of independent contractors in the second quarter of 2000, as compared to the same period in 1999. These costs were partially offset by a reduction of fixed freight operating costs of $3.6 million primarily relating to equipment and administrative costs during the quarter ended June 30, 2000, as compared to the same period in 1999.

Operating Revenue

Second Quarter 2000 as compared to the Second Quarter of 1999

Consolidated operating revenue increased $2.5 million, or 3.5% from the second quarter of 1999 to the second quarter 2000. Revenue per loaded mile (excluding fuel surcharges) was $1.82 for the quarter ended June 30, 2000 as compared to $1.75 for the quarter ended June 30, 1999. However, operating revenues were impacted by a decline in total miles driven of approximately 3.3 million from the second quarter of 1999 to the second quarter of 2000 due to a reduction in total tractors and lower miles per tractor per day.

Consolidated operating revenues were positively impacted by an increase in revenues in the Heavy Haul segment due to growth in loads in the specialized freight markets. The Secured segment was negatively impacted by lower miles driven of 2.4 million miles and by lower asset utilization caused by competition for available drivers. The Logistics segment revenues increased by $2.4 million, primarily as a result of new contracts in the third party logistics market.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Revenue, Continued

Six Months Ended June 30, 2000 as compared to the Six Months Ended June 30, 1999

Operating revenue increased $3.4 million, or 2.4% for the six months ended June 30, 2000 as compared to 1999. Revenue per loaded mile (excluding fuel surcharges) was $1.82 for the six months ended June 30, 2000 as compared to $1.74 for the six months ended June 30, 1999. However, the Company's load ratio and total miles driven declined by 0.3% and 6.7 million miles from the six months ended June 30, 1999 to the same period in 2000.

The Heavy Haul segment was positively impacted by higher percentage of loads in the specialized freight markets. The Secured segment was negatively impacted by lower miles driven of 4.2 million miles and a lower load ratio of 1.2%. The Logistics segment revenues increased by $5.4 million, primarily as a result of new contracts in the third party logistics market.

Operating Income

Second Quarter 2000 as compared to the Second Quarter of 1999

Operating income for the three months ended June 30, 2000, was $2.1 million compared to $1.3 million in 1999. The increase in operating revenues of $2.5 million positively impacted operating income primarily as a result of higher freight rates and increased brokerage revenue.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher net fuel costs of $1.9 million caused by an increase in cost per gallon of $0.33 cents; (b) higher contractor equipment costs of $1.8 million as a result of increased miles driven by contractor equipment; and (c) higher escort and permit charges of $1.0 million primarily as result from an increase in the over-dimensional and specialized equipment commodities hauled by the Heavy Haul segment.

The increase in certain variable costs in the second quarter of 2000 was offset by lower fixed freight operating costs of $3.6 million. The reductions resulted from a reduced tractor and trailer fleet size, lower depreciation and amortization and lower general and administrative costs. However, fixed costs were negatively impacted by the $0.3 million partial reserve for a certain customer's accounts receivable due to their filing of Chapter 11 Bankruptcy.

Six Months Ended June 30, 2000 as compared to the Six Months Ended June 30, 1999

Operating income for the six months ended June 30, 2000, was $3.1 million compared to $1.4 million in 1999. The increase in operating revenues of $3.4 million positively impacted operating income primarily as a result of higher freight rates and increased brokerage revenue.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher net fuel costs of $4.5 million caused by an increase in cost per gallon of $0.36 cents; (b) higher contractor equipment costs of $2.6 million as a result of increased miles driven by contractor equipment; and (c) higher escort and permit charges of $1.7 million primarily as result from an increase in the over-dimensional and specialized equipment commodities hauled by the Heavy Haul segment.

The increase in certain variable costs in the second quarter of 2000 was offset by lower fixed freight operating costs of $8.0 million. The reductions resulted from a reduced tractor and trailer fleet size, lower depreciation and amortization and lower general and administrative costs. However, fixed costs were negatively impacted by the $0.3 million partial reserve for a certain customer's accounts receivable due to their filing of Chapter 11 Bankruptcy.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Expenses

Total operating expenses were approximately $72.5 million for the three months ended June 30, 2000 and $141.1 million for the six months ended June 30, 2000 as compared to $70.9 million for the three months ended June 30, 1999 and $139.3 million for the six months ended June 30, 1999. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits decreased 5.4% and 4.8% of revenue for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999. The decrease relates to lower driver wages as a percentage of revenue due to an overall increase in the use of independent contractors and lower non-driver wages.

Operating supplies increased by 1.2% and 1.8% for the three and six months ended June 30, 2000 as compared to the same periods in 1999, primarily due to an increase in fuel price per gallon of $1.01 to $1.37.

Contractor equipment increased by 3.8% and 3.2% for the three and six months ended June 30, 2000 as compared to the same periods in 1999, attributable to an overall increase in the number of independent contractors, which increased from an average of 268 in 1999 to 340 in 2000.

Brokerage carrier expenses increased by 4.9% and 4.8% for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999 due to increased brokerage revenue and higher costs of capacity.

Depreciation and amortization decreased by 2.5% and 2.4% for the three and six months ended June 30, 2000 as compared to the same periods in 1999, primarily due to the decline in the number of company owned tractors and trailers and the write down of property, plant and equipment to fair market value relating to Fresh Start Reporting.

Revenue equipment rents declined by 1.5% and 2.1% for the three and six months ended June 30, 2000 as compared to the same periods in 1999, primarily as a result of a reduction in the number of tractors under operating leases and a decrease in trailer rentals in the Super Heavy Haul market.

Communication and utilities declined by 0.7% and 0.4 for the three and six months ended June 30, 2000 as compared to the same periods in 1999, primarily as a result of the resolution of a contract dispute with the Company's long distance provider from which the Company recovered $0.6 million.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities before reorganization items was $2.6 million in 2000 compared to $9.3 million in 1999. The decrease is primarily due to a decrease in accrued expense relating the interest on the Notes and an increase in accounts receivable partially offset by an increase in accounts payable.

Investing Activities

Net cash provided by investing activities was $0.7 million in 2000 as compared to net cash used of $0.6 in 1999. The increase is primarily due to higher proceeds from the sale of assets and reduced capitalizable repairs for equipment in 2000 as compared to 1999.

Financing Activities

Net cash used in financing activities was $3.0 million in 2000 compared to $9.0 million in 1999. The reduction in cash used by financing activities in 2000 resulted from higher borrowings on the revolving credit facility due to the payment of deferred financing costs relating to the bankruptcy and increased long-term debt payments. In addition, bank overdrafts also increased due to the timing of end of the quarter disbursements. On August 1, 2000, the Company amended its Revolver to provide for an additional $2.5 million in borrowings for total borrowings up to $45.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

Capital Requirements

The Company's revised estimate for 2000 net capital expenditures approximate $18 million primarily related to the replacement of tractors and trailers. The Company estimates net proceeds from the sale of the replaced equipment to amount to approximately $2.0 million. The Company has obtained finance commitments for substantially all of its needs during 2000.

See "Emergence from Bankruptcy" in the accompanying notes to the consolidated financial statements for an additional discussion of the Company's liquidity and capital resources.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

During the six months ended June 30, 2000, fuel prices have averaged $1.37 per gallon as compared to $1.01 per gallon during the same period in 1999. The Company has adjusted its freight rates to partially recover these increased costs. However, the Company has recovered approximately 75% of the increased costs and is seeking additional freight rate increases to supplement specific fuel surcharges.

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

 In December 1999, the Securities and Exchange Commission "SEC" issued SEC Staff Accounting Bulletin 101 "SAB 101", "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the provision of SAB 101 and has not yet made a determination of the impact of SAB 101 will have on the Company's consolidated financial statements.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits
The following exhibits are filed as part of this report.

	Designation	Nature of Exhibit
	11	Computation of basic and diluted earnings (loss) per common share
	27	Financial Data Schedule

B	Reports on Form 8-K
During the quarter covered by this report there were no reports on Form 8-K filed.

Items 2, 3, 4 and 5 of Part II were not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISM, INC.

By:/s/Edward L. McCormick
Edward L. McCormick
Director, President and
Chief Executive Officer

By:/s/James G. Overley
James G. Overley
Senior Vice President of Finance,
Chief Financial Officer and Treasurer

Date:     August 11, 2000

TRISM, INC.

Exhibit Index

Exhibit Number	Description	Page Number

11	Computation of basic and diluted earnings (loss) per common share	21

27	Financial Data Schedule	23