Form 10-Q
period 2000-09-30
TRISM INC /DE/
filed 2000-11-14
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

     [ X ] Yes      [  ] No

As of November 10, 2000, 2,000,000 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

TRISM, INC.
TABLE OF CONTENTS
	ITEM		PAGE

Part I	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3
	Item 2.	Management's Discussion and Analysis of	13
		Financial Condition and Results of Operations

Part II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	18

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Balance Sheets
As of September 30, 2000 and December 31, 1999
(In thousands, unaudited)

	Reorganized Company	Predecessor Company
	September 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$ 1,102	$ 2,246
Restricted cash and insurance deposits	835	835
Accounts receivable, net of allowance for doubtful accounts
of $1,316 and $1,043 for 2000 and 1999, respectively	42,497	36,304
Other accounts receivable	1,633	2,106

Total accounts receivable	44,130	38,410
Materials and supplies	1,050	1,206
Prepaid expenses	5,595	12,246

Total current assets	52,712	54,943

Property and equipment, at cost	107,070	202,470
Less: accumulated depreciation and amortization	(8,749)	(72,968)

Net property and equipment	98,321	129,502

Intangibles and other, net	3,040	18,293

Total assets	$ 154,073	$ 202,738
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 13,158	$ 12,010
Bank overdraft	3,957	2,085
Accrued expenses and insurance reserves	12,068	24,396
Current maturities of long-term debt:
Principal payments	13,933	18,722
Residual obligations on equipment debt	3,741	2,820
Long term debt classified as current	23,639	-

Total current liabilities	70,496	60,033

Long-term debt, less current maturities	59,485	138,295
Insurance reserves	6,362	6,961

Total liabilities	136,343	205,289

Stockholders' equity (deficit):
Common stock; $.01 par value; 5,000 and 10,000 shares authorized
respectively; 2,000 and 5,903 shares issued respectively	20	59
Additional paid-in capital	19,980	37,243
Accumulated deficit	(2,270)	(38,216)
Treasury stock, at cost, 201 shares	-	(1,637)

Total stockholders' equity (deficit)	17,730	(2,551)

Total liabilities and stockholders' equity (deficit)	$ 154,073	$ 202,738
	========	========

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Statements of Operations
For the three months ended September 30, 2000 and 1999
(In thousands, except per share amounts, unaudited)

	Reorganized Company	Predecessor Company
	September 30, 2000	September 30, 1999

Revenues	$ 72,525	$ 69,606

Operating expenses:
Salaries, wages and fringe benefits	22,763	24,615
Operating supplies and expenses	11,832	10,081
Brokerage carrier expense	10,204	7,182
Contractor equipment	9,498	7,041
Operating taxes and licenses	5,790	5,568
Depreciation and amortization	3,609	4,952
General supplies and expenses	3,364	4,039
Claims and insurance	2,856	2,348
Revenue equipment rents	1,164	2,502
Communications and utilities	1,040	1,092
Gain on disposition of assets	(29)	(38)

Total operating expenses	72,091	69,382

Operating income	434	224

Interest expense, net	2,319	3,229

Other expense, net	66	68

Reorganization items:

Financial restructuring costs	-	2,498

Net loss	$ (1,951)	$ (5,571)
	=========	=========

Basic and diluted loss per share	$ (0.98)	$ (0.98)
	=========	=========
Weighted average number of shares used in
computation of basic and diluted
loss per share	2,000	5,702
	=========	=========

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

	Reorganized Company	Predecessor Company

	Seven and one half Months Ended	One and one half Months Ended	Nine Months Ended

	September 30, 2000	February 15, 2000	September 30, 1999
Revenues	$ 184,116	$ 32,609	$ 210,406

Operating expenses:
Salaries, wages and fringe benefits	57,555	11,146	76,481
Operating supplies and expenses	28,410	5,209	28,770
Contractor equipment	24,863	3,436	20,944
Brokerage carrier expense	24,662	3,679	18,202
Operating taxes and licenses	14,778	2,700	17,482
Depreciation and amortization	8,931	2,243	15,646
General supplies and expenses	8,442	1,485	11,517
Claims and insurance	7,216	1,417	7,522
Revenue equipment rents	3,519	994	8,656
Communications and utilities	2,217	555	3,346
(Gain) loss on disposition of assets	(100)	3	253

Total operating expenses	180,493	32,867	208,819
Operating income (loss)	3,623	(258)	1,587

Interest expense, net	5,722	686	10,500
Other expense, net	171	38	509

Loss before reorganization items,
extraordinary item and cumulative effect
of accounting change	(2,270)	(982)	(9,422)

Reorganization items:
Loss on adjustment of assets to fair market value	-	39,450	-
Financial restructuring costs	-	200	2,498

Loss before extraordinary item
and cumulative effect of accounting change	(2,270)	(40,632)	(11,920)

Extraordinary item, gain on extinguishment
of debt	-	42,682	-
Cumulative effect of accounting change	-	-	(274)

Net income (loss)	$ (2,270)	$ 2,050	$ (12,194)
	========	=======	=========
Basic and diluted income (loss) per share:
Loss before extraordinary item and
cumulative effect of accounting change	$ (1.14)	$ (7.13)	$ (2.09)
Extraordinary item	-	7.49	-
Cumulative effect of accounting change	-	-	(0.05)

Net income (loss)	$ (1.14)	$ 0.36	$ (2.14)
	========	=======	=========
Weighted average number of shares used in
computation of basic and diluted
income (loss) per share	2,000	5,702	5,702
	========	=======	=========

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements
TRISM, Inc.
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Reorganized Company	Predecessor Company

	Seven and one half Months Ended	One and one half Months Ended	Nine Months Ended

	September 30, 2000	February 15, 2000	September 30, 1999
Cash flows from operating activities:
Net income (loss)	$ (2,270)	$ 2,050	$ (12,194)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,931	2,243	15,646
Loss on adjustment of assets to fair market value	-	39,450	-
Loss (gain) on disposition of assets	(100)	3	253
Provision for losses on accounts receivable	848	176	180
Deferred gain on sale-leaseback	-	-	(151)
Extraordinary gain, net	-	(42,682)	-
Changes in assets and liabilities:
Accounts receivable	(6,077)	(666)	(1,733)
Prepaid expenses	4,025	2,625	2,405
Accrued expenses and insurance reserves	(1,406)	(2,915)	6,004
Accounts payable	(17)	1,165	1,761
Other	(113)	(137)	(584)

Net cash provided by operating activities before reorganization items	3,821	1,312	11,587

Cash flows from operating activities relating to reorganization items:
Financial restructuring costs, net	(1,217)	162	2,498

Net cash provided by operating activities	2,604	1,474	14,085

Cash flows from investing activities:
Proceeds from sale of assets	2,497	522	4,905
Purchases of property and equipment	(1,680)	(223)	(2,839)
Other, net	-	-	(71)

Net cash provided by investing activities	817	299	1,995

Cash flows from financing activities:
Net proceeds (repayment) under revolving credit agreement	9,824	1,020	(1,514)
Repayment of long-term debt and capital lease obligations	(12,576)	(3,797)	(13,949)
Issuance of long-term debt	-	-	2,750
(Decrease) increase in bank overdrafts	952	920	(4,330)
Payment of deferred financing costs	(2,599)	(82)	(83)
Other, net	-	-	95

Net cash used in financing activities	(4,399)	(1,939)	(17,031)

Decrease in cash and cash equivalents	(978)	(166)	(951)
Cash and cash equivalents, beginning of period	2,080	2,246	2,029

Cash and cash equivalents, end of period	$ 1,102	$ 2,080	$ 1,078
	========	========	========
Supplemental cash flow information:

Equipment purchases under capital leases	$ 112	$ -	$ 8,196
	========	======	======
Conversion of operating leases to installment debt	$ 2,722	$ -	$ 1,880
	========	======	======

See accompanying notes to consolidated financial statements.

TRISM, Inc.
Notes to Consolidated Financial Statements

Accounting Policies

Due to the Reorganization and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the new Reorganized Company (period starting February 16, 2000) are not comparable to those of the Predecessor Company. The Reorganized Company relates to all operations post-emergence from Bankruptcy and the Predecessor Company relates to all operations pre-emergence from Bankruptcy. A black line has been drawn on the accompanying Condensed Consolidated Financial Statements to distinguish between the Reorganized Company and the Predecessor Company.

The 1999 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented are condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the periods ended September 30, 2000 and 1999, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 1999 accounts to reflect classifications adopted in 2000. In addition, the Company changed its accounting policy on tires in service effective January 1, 1999.

Emergence from Bankruptcy

On February 15, 2000, the consummation of the Company's Plan of Reorganization was completed, and the Company exited from Chapter 11. The Company converted the existing Senior Subordinated Notes ("Notes") and common equity as outlined under the terms of the restructuring agreement.

The agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment was paid on March 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization, prior to dilution related to a management stock incentive program. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization, prior to dilution.

Subsequent Events

On October 19, 2000, the Company announced the resignation of its Chief Executive Officer. As an unrelated event, the Company announced the resignation of its Chief Financial Officer. In addition, the Company engaged Kirkland Messina, a financial advisory firm, to provide interim management assistance and advice while the Company seeks replacements for the vacant positions.

On October 19, 2000, the Company was notified an event of default had occurred under the Revolver concerning the above change in management.

On November 8, 2000, the Company executed a forbearance agreement that modified certain terms with the revolving credit facility ("Revolver"). The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus 2.00%. The Revolver limits debt incurrence, capital expenditures, changes in control, mergers and certain material asset sales. The Company has classified the long-term debt under the Revolver as current due to the existence of the technical default caused by the change in management restriction.

Stock Option Plan

During the seven and one-half months ended September 30, 2000, the Company granted 200,000 stock options that have exercise price ranges from $10.00 to $12.00 that expire on February 15, 2010.

Notes to Consolidated Financial Statements, Continued

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

In accordance with SOP 90-7, the Consolidated Statements of Operations should portray the results of operations of the Company while in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Consolidated Statements of Operations for the one and one-half months ended February 15, 2000, the Company wrote-off $39.5 million related to assets adjusted to estimated fair market value. Furthermore, the Company incurred financial restructuring costs of $0.2 million for the one and one-half months ended February 15, 2000.

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

Notes to Consolidated Financial Statements, Continued Fresh Start Reporting, Continued
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
(g) - To reflect the cancellation of the old common stock and additional paid in capital of Predecessor Company.
(h) - To reflect the issuance of the new common stock and additional paid in capital of $20.0 million.
(i) - To reflect the extraordinary credit resulting from the discharge of indebtedness. The extraordinary gain is calculated below:

Historical value of Old Senior Subordinated Notes "Old Notes"				$ 86,230
Historical value of Accrued Interest, net on Old Notes				6,952
				_______
				93,182
Market Value of consideration exchanged for the Old Notes:

New Senior Subordinated Notes "New Notes"				(30,000)
Deferred financing fees on New Notes				(1,500)
New Common Stock (95% of 2.0 million shares)				(19,000)
				_______
				(50,500)

	Extraordinary Gain			$ 42,682
				_______

The following unaudited pro forma condensed consolidated statement of operations presents the results of operations for the nine months ended September 30, 2000, as though the consummation of the Plan and Fresh Start Reporting had been completed on January 1, 2000, and assumes that there were no other changes in the operations of the Company. The pro forma results are not necessarily indicative of the financial results that might have occurred had the consummation of the Plan and Fresh Start Reporting actually taken place on January 1, 2000, or of future results of operations (in thousands):
Pro forma Condensed Statement of Operations
For nine months ended September 30, 2000
Nine Months Ended

Revenues	$ 216,725

Operating Expenses	212,877
_________
Operating Income	3,848

Interest Expense, net	6,859
Other Expense, net	237
_________
Net Loss	$ (3,248)
========

Notes to Consolidated Financial Statements, Continued

Guarantor Subsidiaries

The Company's senior subordinated notes are guaranteed by all of the Company's direct and indirect subsidiaries (the "Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of the Company and the guarantees of the Guarantor Subsidiaries are full, unconditional and joint and several. Separate financial statements of each Guarantor Subsidiary are not presented because management has determined that separate financial statements of the Guarantor Subsidiaries would not be material to investors. Summarized financial information for the nine months ended September 30, 2000 and 1999 of the combined Guarantor Subsidiaries for predecessor and reorganized subsidiaries are as follows (in thousands):

	Reorganized Company	Predecessor Company

	Seven and one half Months Ended	One and one half Months Ended	Nine Months Ended

	September 30, 2000	February 15, 2000	September 30, 1999

Current assets	$ 52,667	$ 52,505	$ 49,753

Long-term assets	85,631	107,261	128,303

Current liabilities	36,280	42,861	42,854

Long-term liabilities	35,383	45,153	43,819

Equity	66,635	71,752	91,383

Income from operations	10,939	1,145	12,832

Net Income	$ 9,022	$ 603	$ 9,289

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

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

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

A summary of segment information for the three months ended September 30, 2000 and 1999 is presented below (in thousands):

	Reorganized Company	Predecessor Company

	Three Months Ended	Three Months Ended

	September 30, 2000	September 30, 1999

Operating Revenue
Heavy Haul	$ 50,289	$ 47,010
Secured Materials	19,545	21,799
Logistics	5,330	3,982
Eliminations and other	(2,639)	(3,185)

Consolidated	$ 72,525	$ 69,606
	=========	=========
Operating Income (Loss)
Heavy Haul	$ 71	$ (1,101)
Secured Materials	279	1,329
Logistics	84	(4)

Consolidated	$ 434	$ 224
	=========	=========
Interest expense, net	2,319	3,229
Other expense, net	66	68

Net loss	$ (1,951)	$ (3,073)
	=========	=========

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

A summary of segment information for the nine months ended September 30, 2000 and 1999 is presented below (in thousands):

	Reorganized Company	Predecessor Company

	Seven and one half Months Ended	One and one half Months Ended	Nine Months Ended

	September 30, 2000	February 15, 2000	September 30, 1999

Operating Revenue
Heavy Haul	$ 129,192	$ 22,108	$ 146,330
Secured Materials	48,366	9,315	64,395
Logistics	13,578	2,387	9,226
Eliminations and other	(7,020)	(1,201)	(9,545)

Consolidated	$ 184,116	$ 32,609	$ 210,406
	=======	========	=========
Operating Income (Loss)
Heavy Haul	$ 1,815	$ (590)	$ (39)
Secured Materials	1,554	197	1,339
Logistics	254	135	287

Consolidated	$ 3,623	$ (258)	$ 1,587
	=======	========	=========
Interest expense, net	5,722	686	10,500
Other expense, net	171	38	509

Loss before reorganization items, extraordinary item and cumulative effect of accounting change	$ (2,270)	$ (982)	$ (9,422)
	=======	========	=========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements in this Form 10-Q include information that is forward-looking, such as the Company's anticipated liquidity and capital requirements, and the results of legal proceedings.

The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 1999 and quarter ended September 30, 2000 .

To facilitate a meaningful comparison of the Company's quarterly operating performance in years 2000 and 1999, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the nine months ended September 30, 2000 represent the mathematic addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through September 30, 2000. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting.

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three and nine months ended September 30, 2000 and 1999:
	Three Months Ended			Nine Months Ended
	2000	1999	Variance	2000	1999	Variance
Percentage of Revenue Basis:

Revenues	100.0	100.0	-	100.0	100.0	-

Operating expenses:
Salaries, wages and fringe benefits	31.4	35.4	(4.0)	31.7	36.3	(4.6)
Operating supplies and expenses	16.3	14.5	1.8	15.5	13.7	1.8
Contractor equipment	13.1	10.1	3.0	13.0	9.9	3.1
Brokerage carrier expense	14.1	10.3	3.8	13.1	8.7	4.4
Operating taxes and licenses	8.0	8.0	-	8.1	8.3	(0.2)
Depreciation and amortization	5.0	7.1	(2.1)	5.1	7.4	(2.3)
General supplies and expenses	4.6	5.8	(1.2)	4.6	5.5	(0.9)
Claims and insurance	3.9	3.4	0.5	4.0	3.6	0.4
Revenue equipment rents	1.6	3.6	(2.0)	2.1	4.1	(2.0)
Communications and utilities	1.4	1.6	(0.2)	1.2	1.6	(0.4)
(Gain) loss on disposition of assets	-	(0.1)	0.1	-	0.1	(0.1)

Total operating expenses	99.4	99.7	(0.3)	98.4	99.2	(0.8)
Operating income	0.6	0.3	0.3	1.6	0.8	0.8
	====	====	=====	=====	====	=====

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999
Selected operating data:

Revenue per loaded mile (a)	$ 1.84	$ 1.77	$ 1.82	$ 1.75
Revenue per total mile (a)	$ 1.52	$ 1.48	$ 1.51	$ 1.46
Load factor (b)	82.9%	83.5%	82.8%	83.2%
Revenue per tractor per day (c)	$531	$494	$517	$494
Miles per tractor per day (c)	348	334	342	339
Average length of haul in miles (d)	975	921	947	920
Tractors (e)	1,762	1,862	1,811	1,939
Total loads (000's)	32	36	101	112
Total tractor miles (000's)	38,058	39,852	115,782	124,311

(a)	Freight revenues exclude brokerage, Super Heavy Haul and fuel surcharge revenues.
(b)	Load factor represents loaded miles as a percentage of total miles.
(c)	Based on weighted average number of tractors during period
(d)	Calculated as the average distance from origin to the destination of the shipments.
(e)	Includes the monthly average of owned, leased and independent contractors.

Summary of Third Quarter 2000 Results

Consolidated revenues increased by 4.2% for the quarter ended September 30, 2000, to $72.5 million from $69.6 million for the quarter ended September 30, 1999. Revenues were positively impacted by growth in the Logistics segment which improved by $1.3 million and brokerage revenues within the Heavy Haul segment which improved by $2.5 million. Consolidated freight revenues were relatively the same for the quarter ended September 30, 2000 as compared to the same period in 1999. Revenue per tractor per day increased by 7.5% due to an increase in freight rates (excluding fuel surcharges) and a higher percentage of loads in the specialized freight markets. Net loss for the quarter ended September 30, 2000, amounted to $1.95 million as compared to a net loss of $5.6 million in the third quarter of 1999. The 1999 results include a $0.75 million charge relating to the write-off of deferred debt issuance costs and $1.7 million in financial restructuring costs. The third quarter operating results were negatively impacted by higher fuel cost per gallon of $0.35 or $2.5 million, as compared to the same period in 1999. The Company recovered approximately 84% of the increased costs through fuel surcharges to its customers. In addition, the Company's operating costs were $1.1 million higher as a result of an overall increase in the number of independent contractors in the third quarter of 2000, as compared to the same period in 1999. These costs were partially offset by a reduction of fixed freight operating costs of $3.6 million primarily relating to equipment and administrative costs during the quarter ended September 30, 2000, as compared to the same period in 1999.

Operating Revenue

Third Quarter 2000 as compared to the Third Quarter of 1999

Consolidated operating revenue increased $2.9 million, or 4.2% from the third quarter of 1999 to the third quarter 2000. Revenue per loaded mile (excluding super heavy haul and fuel surcharges) was $1.84 for the quarter ended September 30, 2000 as compared to $1.77 for the quarter ended September 30, 1999. However, operating revenues were impacted by a decline in total miles driven of approximately 1.8 million from the third quarter of 1999 to the third quarter of 2000 due to a reduction in total tractors.

Consolidated operating revenues were positively impacted by an increase in revenues in the Heavy Haul segment due to growth in loads in the specialized freight markets and increased brokerage revenues. The Secured segment revenues were negatively impacted by lower miles driven of 1.2 million miles as compared to the same period in 1999. The Logistics segment revenues increased by $1.3 million, primarily as a result of new contracts in the third party logistics market.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Revenue, Continued

Nine Months Ended September 30, 2000 as compared to the Nine Months Ended September 30, 1999

Operating revenue increased $6.3 million, or 3.0% for the nine months ended September 30, 2000 as compared to 1999. Revenue per loaded mile (excluding super heavy haul and fuel surcharges) was $1.82 for the nine months ended September 30, 2000 as compared to $1.75 for the nine months ended September 30, 1999. However, the Company's load ratio and total miles driven declined by 0.4% and 8.5 million miles from the nine months ended September 30, 1999 to the same period in 2000, primarily as a result of lower total tractor capacity.

The Heavy Haul segment was positively impacted by higher percentage of loads in the specialized freight markets. The Secured segment was negatively impacted by lower miles driven of 5.5 million miles and a lower load ratio of 0.9%. The Logistics segment revenues increased by $6.7 million, primarily as a result of new contracts in the third party logistics market.

Operating Income

Third Quarter 2000 as compared to the Third Quarter of 1999

Operating income for the three months ended September 30, 2000, was $0.4 million compared to $0.2 million in 1999. The increase in operating revenues of $2.9 million positively impacted operating income primarily as a result of higher freight rates and increased brokerage revenues.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher net fuel costs of $2.5 million caused by an increase in cost per gallon of $0.35 cents; (b) higher contractor equipment costs of $1.1 million as a result of increased miles driven by contractor equipment; and (c) higher escort and permit charges of $0.8 million primarily as result from an increase in the over-dimensional and specialized equipment commodities hauled by the Heavy Haul segment.

The increase in certain variable costs in the third quarter of 2000 was offset by lower fixed freight operating costs of $3.6 million. The reductions resulted from a reduced tractor and trailer fleet size, lower depreciation and amortization and lower general and administrative costs.

Nine Months Ended September 30, 2000 as compared to the Nine Months Ended September 30, 1999

Operating income for the nine months ended September 30, 2000, was $3.4 million compared to $1.6 million in 1999. The increase in operating revenues of $6.3 million positively impacted operating income primarily as a result of higher freight rates and increased brokerage revenue.

In addition, certain variable costs on a per mile basis negatively impacted operating income as follows: (a) higher net fuel costs of $7.0 million caused by an increase in cost per gallon of $0.36 cents; (b) higher contractor equipment costs of $3.5 million as a result of increased miles driven by contractor equipment; and (c) higher escort and permit charges of $2.6 million primarily as result from an increase in the over-dimensional and specialized equipment commodities hauled by the Heavy Haul segment.

The increase in certain variable costs in the third quarter of 2000 was offset by lower fixed freight operating costs of $11.8 million. The reductions resulted from a reduced tractor and trailer fleet size, lower depreciation and amortization and lower general and administrative costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Expenses

Total operating expenses were approximately $72.1 million for the three months ended September 30, 2000 and $213.3 million for the nine months ended September 30, 2000 as compared to $69.4 million for the three months ended September 30, 1999 and $208.8 million for the nine months ended September 30, 1999. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits decreased 4.0% and 4.6% of revenue for the three and nine months ended September 30, 2000 as compared to the corresponding periods in 1999. The decrease relates to lower driver wages as a percentage of revenue due to an overall increase in the use of independent contractors and lower non-driver wages.

Operating supplies increased by 1.8% and 1.8% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily due to an increase in the weighted average fuel price per gallon of $1.11 to $1.46 for the three months ended and from $1.04 to $1.40 for the nine months ended.

Contractor equipment increased by 3.0% and 3.1% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, attributable to an overall increase in the number of independent contractors, which increased from an average of 270 in 1999 to 345 in 2000.

Brokerage carrier expenses increased by 3.8% and 4.4% for the three and nine months ended September 30, 2000 as compared to the corresponding periods in 1999 due to increased brokerage revenue and higher third party carrier costs.

Depreciation and amortization decreased by 2.1% and 2.3% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily due to the decline in the number of company owned tractors and trailers and the write down of property, plant and equipment and intangible assets to fair market value relating to Fresh Start Reporting.

General supplies and expenses declined by 1.2% and 0.9 for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily as a result of a reduction in external professional service costs.

Claims and insurance expenses increased by 0.5% and 0.4% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily as a result of increased insurance premium costs relating to the Company's zero deductible insurance program on liability for bodily injury and property damage.

Revenue equipment rents declined by 2.0% and 2.0% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999, primarily as a result of a reduction in the number of tractors under operating leases and a decrease in short-term trailer rentals.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $4.1 million in 2000 compared to $13.3 million in 1999. The decrease is primarily due to a decrease in accrued expense relating to the interest on the Notes and an increase in accounts receivable partially offset by an increase in accounts payable.

Investing Activities

Net cash provided by investing activities was $1.1 million in 2000 as compared to net cash provided of $2.0 in 1999. The decrease is primarily due to lower proceeds from the sale of assets, partially offset by reduced capital expenditures for equipment in 2000 as compared to 1999.

Financing Activities

Net cash used in financing activities was $6.3 million in 2000 compared to $17 million in 1999. The reduction in cash used in financing activities in 2000 resulted from higher borrowings on the revolving credit facility due to the payment of deferred financing costs relating to the bankruptcy and increased long-term debt payments. In addition, bank overdrafts also increased due to the timing of end of the quarter disbursements and reduced disbursements in September of 1999 while operating under Chapter 11.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Liquidity and Capital Resources, Continued

Capital Requirements

The Company's revised estimate for 2000 net capital expenditures approximates $18 million primarily related to the replacement of tractors and trailers. The Company estimates net proceeds from the sale of the replaced equipment to amount to approximately $2.0 million. The Company has obtained finance commitments for substantially all of its needs during 2000.

Revolving Credit Facility

Cash and availability under the Revolver was approximately $2.5 million at November 14, 2000 as compared to $9.2 million at December 31, 1999. Borrowings under the Revolver amounted to approximately $23.6 million at September 30, 2000. The Company has classified the long-term debt under the Revolver as current due to the existence of the technical default caused by a change in management.

See "Subsequent Events" in the accompanying notes to the consolidated financial statements for an additional discussion of the Company's liquidity and capital resources.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

During the nine months ended September 30, 2000, fuel prices have averaged $1.40 per gallon as compared to $1.04 per gallon during the same period in 1999. The Company has adjusted its freight rates to partially recover these increased costs. However, the Company has recovered approximately 79% of the increased costs and is seeking additional freight rate increases to supplement specific fuel surcharges.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives are recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material effect on consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits
The following exhibits are filed as part of this report.

	Designation	Nature of Exhibit
	10.16	First Amendment to the Revolving Credit Facility with CIT

	11	Computation of basic and diluted earnings (loss) per common share

	27	Financial Data Schedule

B.	Reports on Form 8-K
During the quarter covered by this report there were no reports on Form 8-K filed.

Items 1 through 5 of Part II were not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISM, INC.

By:/s/Ralph S. Nelson
Ralph S. Nelson
Senior Vice President,
General Counsel and Secretary

By:/s/David N. Harris
David N. Harris
Vice President of Finance,
Corporate Controller

Date: November 14, 2000

	TRISM, INC.

	Exhibit Index
Exhibit Number	Description	Page Number
11	Computation of basic and diluted earnings (loss) per common share	21
27	Financial Data Schedule	23