Form 10-K405
period 2000-12-31
TRISM INC /DE/
filed 2001-05-01
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2000

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

[ X ] Yes       [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the OTC Bulletin on April 30, 2001 was $2,000,000.

As of April 30, 2001, 2,000,000 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

Page 1 of 58 Pages
Exhibit Index located on page 52

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

Emergence from Bankruptcy

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

The agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first semi-annual interest payment was paid on March 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued po st-recapitalization.

In connection with the exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility ("Revolver"). The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. Required covenants if availability falls below $5 million include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

The results of operations for the year ended December 31, 2000 represents the mathematic addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through December 31, 2000. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting. See Note 4 of the Notes to the Company's Consolidated Financial Statements for further discussion.

ITEM 1. Business, Continued

Recent Adverse Developments

On October 19, 2000, the Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a change in management restriction as a result of the resignation of the former Chief Executive Officer and Chief Financial Officer of the Company. On October 27, 2000, the Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a materially adverse effect evidenced by, (a) the Company's current and projected future negative earnings and cash flow, (b) the change in management discussed in notice of default on October 19, 2000, (c) the increase in fuel costs to the Company and (d) a proposed sixty percent increase in insurance premiums to the Company.

On November 8, 2000, the Company executed a forbearance agreement with CIT Business Credit that modified certain terms with the Revolver, including a $3.0 million forbearance reserve on collateral availability, and increased interest rates to 2.0% above Prime and required the payment of a forbearance fee of $150,000. The forbearance agreement has been subsequently amended and extended for additional fees totalling $425,000. The most recent amendment, dated April 27, 2001, extends the forbearance period until May 18, 2001. The Company has agreed, during the period of forbearance, not to pay the interest due on its outstanding Senior Subordinated Notes Due 2005. Under the terms of the Notes, the Company had a thirty-day grace period on its interest payment due March 15, 2001. The Company did not make the interest payment on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. In addition, the Company is delinquent on all of its equipment debt obligations. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 6 of the Notes to the Company's Consolidated Financial Statements for further discussion.

As a result of the Company's negative earnings and cash flow and its resulting failure to make the March 15, 2001 interest payment in the amount of $1.8 million on the Notes and its continuing defaults under the Revolver with CIT Business Credit , there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining additional financing and/or negotiating a restructuring of its indebtedness, including the Notes and the Revolver.

On March 9, 2001, the Company announced the Board of Directors has engaged the Carreden Group, Inc., investment bankers located in New York City, as financial advisor to explore strategic alternatives. With the assistance of Carreden Group, the Company is currently exploring alternative financing to replace the Revolver and is also engaged in preliminary discussions with potential purchasers of substantially all of the Company's assets who have indicated their interests in pursuing such a transaction. There can be no assurances that the Company will be successful in accomplishing either of these objectives. Moreover, the consummation of either of these alternatives may require a restructuring of the Company's existing indebtedness. In order to effect any such sale or restructuring of its indebtedness, it may be necessary for the Company to file for protection under Chapter 11 of the Bankruptcy Code.

On April 18, 2001, the Board of Directors authorized the retention of Transport Management, a trucking management firm, to assist in the management of the Company.

The Company's consolidated financial statements for the year ended December 31, 2000 included in its Annual Report have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above. See the Independent Auditors' Report on such financial statements included elsewhere in this Report.

Shareholder Rights Plan

On April 27, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan designed to assure that all of the Company's securityholders are offered a full and fair price in the event a potential acquirer seeks to gain control of the Company and to protect securityholders from attempts to acquire effective control through open market and/or private purchases of common stock without paying a fair control premium to either selling or remaining stockholders.  Under the terms of the Rights Plan, under certain circumstances the Rights will become exercisable if a person or group (other than those eligible to report such ownership on Schedule 13G) acquires beneficial ownership of 30% or more of the Company's outstanding common stock, in which case each Right not held by such person or group will enable the holder to purchase that number of shares of the Company's common stock having a market value at that time of two times the $1.50 exercise price of the Right.  Details of the Rights Plan are described in the Company's Current Report on Form 8-K dated April 27, 2001 and a copy of the Rights Agreement establishing the Plan is filed as an Exhibit to such Current Report.

Heavy Haul

TSC, the Company's largest business segment, is comprised of three fleets. Each fleet specializes in servicing customers with unique shipping needs.

General Fleet

This fleet services customers in the industrial and public construction markets. Approximately 40% of loads hauled in this division are permitted and require special handling. The general fleet solicits freight under 50,000 lbs.

ITEM 1. Business, Continued

Heavy Haul Fleet

This fleet hauls loads ranging from 50,000 pounds to 70,000 pounds, which all require special permitting and escorts retained to meet specific state rules and regulations. Heavy Haul's largest markets are equipment transportation for the U.S. government, power industry, modular buildings for the communications industry, and agricultural equipment.

Special Equipment Fleet

This fleet specializes in loads over 70,000 pounds and is capable of handling load exceeding 150,000 pounds and 125 feet in length. The fleet services the power industry, U.S. Government, automotive, engineering, and construction markets. The fleet owns and employs highly specialized, multi-axle trailer configurations and uniquely built tractors to properly handle overdimensional loads. All of this fleet's loads are permitted and most require escorts to meet individual state requirements.

On July 15, 2000, the Company sold the assets of the Super Heavy Haul division for $1.1 million to Emmert International; the proceeds were used to retire outstanding equipment indebtedness. The Super Heavy Haul division had revenues of approximately $2.0 million, $6.3 million and $4.7 million in 2000, 1999 and 1998, respectively.

The following table includes Heavy Haul's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:
	2000	1999	1998

Revenue (In thousands)	$ 195,791	$ 188,866	$ 203,172
Percent of Company revenue	67%	66%	67%

Secured Materials

The Secured Materials segment of the Company is one of the largest nationwide carriers of hazardous materials for the Department of Defense and the Department of Energy. The Secured Division consists of Tri-State Motor Transit Co. ("TSMT"), Trism Environmental Services (a division of TSMT), Diablo Transportation and C.I. Whitten Transport. These companies hold authorities to transport all classes of explosive materials, nuclear fuel cycle, and radioactive materials, as well as all other toxic and hazardous materials allowed for highway movement throughout the forty-eight (48) states and provinces of Canada.

Trism Environmental Services ("TES") provides service to customers in the hazardous waste and radioactive materials market. TES operates throughout the continental United States.

The Secured Materials segment provides cleared drivers and teams to transport full truckload and less-than-truckload (dromedary) shipments of sensitive materials for all government agencies and commercial markets where required.

The Secured Materials segment of Trism has long been a leader offering transportation services to customers in specific market niches. Secured specializes in transporting cargo which requires careful handling due to their explosive or contaminant nature. Exceptional performance in safety and customer service continues to be a hallmark of the Company.

The following table includes Secured Material's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:
	2000	1999	1998

Revenue (In thousands)	$ 75,534	$ 83,683	$ 92,113
Percent of Company revenue	26%	29%	31%

ITEM 1. Business, Continued

Logistics

TLI is a logistics firm that specializes in freight management services for the overdimensional, open equipment marketplace. TLI manages/contracts transportation services for its customers in all transport modes. TLI's client base includes the power industry, engineering and construction companies, and major equipment manufacturers. Along with TLI's freight management responsibilities, TLI also manages terminal services for the rail industry through its Intermodal division and develops software for use in managing the administrative side of the logistics industry. Whether it is an individual shipment or an entire project TLI's service offerings can provide a single source solution for its customers.

The following table includes TLI's contribution of revenue, exclusive of intersegment elimination adjustments, for the three years ended December 31:
	2000	1999	1998

Revenue (In thousands)	$ 20,450	$ 13,905	$ 7,178
Percent of Company revenue	7%	5%	2%

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

Nationwide Coordination of Operations

The Company's nationwide coordinated operations, and careful compliance by the Company's drivers and field personnel, along with a synchronized network load plan are key elements in its strategy. In order to minimize down time and to reduce empty miles, the Company coordinates its nationwide operations by utilizing systems designed to match driver and equipment availability to customer and geographic demand. As part of this process, the Company has equipped substantially all of its tractors with satellite communications equipment that enables the Company's drivers and dispatchers to communicate with each other at any time regardless of where a tractor is in the continental United States. This system enables the Company to provide its customers with current information on the location and status of cargo while in transit.

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

Item 1. Business, Continued

Customers

The Company's largest customer is the U.S. Government (principally the Department of Defense and the Department of Energy) which accounted for approximately 14 percent of consolidated revenues in 2000. The remainder of the Company's customer base is diversified in terms of customer concentration, industry and geography. No other customer accounted for more than 5 percent of the Company's consolidated revenues.

Employees

At December 31, 2000, the Company had 1,987 employees of whom 1,487 were drivers, compared to 2,258 employees at December 31, 1999 of whom 1,641 were drivers. Like other trucking operations, the Company experiences a high turnover rate (approximately 124.9% for 2000) of its Company-employed drivers and contract operators. The inability to attract and retain qualified driving employees could negatively impact the operations of the Company.

Risk Management and Insurance

The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation, and cargo loss and damage. In November 2000, the Company began an insurance program with a deductible for bodily injury and property damage of $500,000 per occurrence. Prior to November 2000, the Company maintained a first dollar premium-based insurance program against liability for bodily injury and property damage and was not subject to deductibles. Prior to November 1999, the Company maintained liability insurance for bodily injury and property damage, with a deductible for bodily injury and property damage of $500,000 per occurrence plus the satisfaction of an additional $750,000 deductible per year for claims which exceed $500,000. The Company is a qualified workers' compensation self-insurer in the State of Missouri where most of its drivers are domiciled, with losses in excess of $500,000 insured by an excess workers' compensation policy. In all other states statutory workers' compensation insurance is maintained with a deductible of $500,000 loss limit per occurrence to the Company. The Company has issued standby letters of credit in the amount of $9.3 million and collateralized an additional $2.5 million in the form of restricted deposits at December 31, 2000, to collateralize its self-insured and previous liability for bodily injury and property damage deductible insurance programs.

The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance with a current deductible of $250,000 per occurrence. In addition to following Department of Transportation ("DOT") regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

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

Item 1. Business, Continued

Fuel Availability and Cost

The Company's fuel requirements are met by commercial fuel stops. The Company has entered into agreements with national truckstop chains that provide for discounts on fuel. The Company may, from time to time, enter into the forward purchases of fuel for delivery through its truckstop network for up to 40 percent of its monthly usage, though no agreements were in place during 2000. The Company believes that a portion of any increase in fuel costs or fuel taxes generally would be recoverable from its customers in the form of higher rates. However, a sharp, unexpected rise in fuel prices could negatively impact profitability due to a time lag in implementing and collecting these costs and the inability to fully recover these costs from customers.

The average fuel prices increased from $1.07 per gallon in 1999 to $1.43 per gallon in 2000. The Company has adjusted its freight rates to mitigate these increased costs.

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

As of December 31, 2000, the Company operated 40 total facilities including 10 owned facilities and 30 leased facilities, compared to a total of 44 facilities at December 31, 1999. The Company has identified certain facilities for downsizing and closure. The Company expects to complete this process by the end of the second quarter of 2001. Our facilities are strategically located in 25 states throughout the United States, and include operating terminals, maintenance facilities, equipment drop and exchange yards, and customer storage facilities. From these facilities, the Company caters to service-sensitive customers transporting cargo in truckload quantities to single destinations throughout the continental United States and Canada. The Company arranges for shipments into Mexico primarily through agreements it maintains with Mexican trucking companies.

Item 1. Business, Continued

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

The Company's policy is to replace tractors on a four to five year cycle. At December 31, 2000, the average age of the Company's tractor fleet was 3.4 years. The Company's policy is to replace trailers on a seven to fifteen year cycle. At December 31, 2000, the average age of the Company's trailer fleet was 9.3 years.

TRISM operated the following tractors and trailers at December 31:
	2000	1999	1998
Tractors:
Owned (1)	1,317	1,126	925
Leased (1)	83	380	787
Independent contractors	278	270	244
Total	1,678	1,776	1,956

Trailers:
Owned	3,724	3,912	4,161
Leased	217	216	216
Total	3,941	4,128	4,377

(1) Operated by Company-employed drivers.

ITEM 3. Legal Proceedings

The information required by this item is included in Item 7 and Note 10 of the Notes to the Company's Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

PART II.

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is believed to be owned by more than 500 beneficial stockholders as of December 31, 2000. The Company's common stock was traded on the OTC Bulletin under the stock symbol of "TSMX". Under the terms of the Plan of Reorganization the old common stock was exchanged for new common stock based upon certain exchange ratios at the time the Company emerged from bankruptcy on February 15, 2000. See Note 4 of the Notes to the Company's Consolidated Financial Statements for discussion regarding the reorganization and issuance of new common stock. The Company did not receive any proceeds from this new stock issuance. The Company's old common stock (as defined as common stock relating to the Predecessor Company) was traded on the National Association of Securities Dealers Automated Quotation National Market System (NASDAQ) until July 21, 1999, and was traded on the OTC Bulletin Board for the remainder of 1999. The following table sets forth the high and low closing sales prices for the Company's old and new common stock for 2000 and 1999.

2000	High	Low	Close
First quarter (b)	6	2 3/4	4 1/8
Second quarter (b)	1 5/8	1 5/8	1 5/8
Third quarter (b)	1 3/4	7/8	7/8
Fourth quarter (b)	1 1/4	5/8	5/8

1999	High	Low	Close
First quarter (a)	1 1/2	1 1/18	1 3/16
Second quarter (a)	1 1/8	5/8	3/4
Third quarter (b)	5/8	1/4	1/4
Fourth quarter (b)	1/4	1/8	5/32

The Company has never paid a cash dividend on its common stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors. Furthermore, the Senior Subordinated Notes and the Revolver have covenants that restrict the payment of dividends. See Note 6 of the Notes to the Company's Consolidated Financial Statements.

(a)  Quotations on NASDAQ

(b)  Quotations on OTC Bulletin Board

ITEM 6. Selected Financial Data and Operating Statistics

The following table sets forth selected consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and related notes. The selected financial data for each of the five years for the period ended December 31, 2000 was derived from the Company's audited consolidated financial statements. The results of operations are presented for the Predecessor Company period January 1 through February 15, 2000, ("Predecessor Company, February 15, 2000"), and the years ended December 31, 1999, 1998, 1997 and 1996. The results of operations are presented for the Reorganized Company period February 16 through December 31, 2000, ("Reorganized Company, December 31, 2000").

	Reorganized Company	Predecessor Company
	December 31,	February 15,	December 31,
	2000	2000	1999	1998	1997	1996
	(in thousands, except per share amounts)
Selected financial data
For the year/period:
Revenues	$ 248,776	$ 32,609	$ 274,646	$ 291,631	$ 309,880	$ 310,033
Operating (loss) income (a)	(3,561)	(258)	(1,235)	6,274	6,915	5,082
Loss before extraordinary items and cumulative effect of accounting change (b)	(13,853)	(40,632)	(18,173)	(9,008)	(5,605)	(6,598)
Extraordinary gain, net of tax (c)	-	42,682	-	1,563	-	-
Cumulative effect of accounting change, net (d)	-	-	(274)	-	-	-
Net (loss) earnings	$ (13,853)	$ 2,050	$ (18,447)	$ (7,445)	$ (5,605)	$ (6,598)

Basic and diluted (loss) earnings per share:
Loss before extraordinary items and cumulative effect of accounting change	$ (6.93)	$ (7.13)	$ (3.19)	$ (1.58)	$ (0.98)	$ (1.15)
Extraordinary gain	-	7.49	-	0.28	-	-
Cumulative effect of accounting change	-	-	(0.05)	-	-	-
Basic and diluted (loss) earnings per share	$ (6.93)	$ 0.36	$ (3.24)	$ (1.30)	$ (0.98)	$ (1.15)

Number of shares used in computation of (loss) earnings per share	2,000	5,702	5,702	5,714	5,737	5,735

At year/period end:
Total assets	$ 158,290	$ 198,517	$ 202,738	$ 213,245	$ 218,824	$ 232,497
Debt including current maturities	$ 109,641	$ 158,706	$ 159,837	$ 162,290	$ 157,554	$ 163,223
Stockholders' equity (deficit)	$ 6,147	$ (3,732)	$ (2,551)	$ 15,799	$ 23,145	$ 28,750
Common shares outstanding	2,000	5,702	5,702	5,714	5,737	5,737
Net book value per share	$ 3.07	$ (0.65)	$ (0.45)	$ 2.77	$ 4.03	$ 5.01

Selected operating data
For the year/period:
Operating ratio (a) (e)	101.4%	100.8%	100.4%	97.8%	97.8%	98.4%
Revenue per loaded mile (f)	$ 1.91	$ 1.90	$ 1.80	$ 1.77	$ 1.74	$ 1.69
Revenue per total mile (f)	$ 1.58	$ 1.56	$ 1.50	$ 1.47	$ 1.47	$ 1.40
Load factor (g)	82.9%	82.4%	83.1%	83.1%	84.2%	82.9%
Daily revenue per tractor (h)	$ 537	$ 533	$ 510	$ 534	$ 547	$ 505
Average length of haul in miles (i)	960	912	919	926	880	819
Total loads (000's)	114	16	146	163	182	196
Total tractor miles (000's)	131,954	17,958	161,349	181,702	189,696	198,333

ITEM 6. Selected Financial Data and Operating Statistics, Continued

	2000	1999	1998	1997	1996
Weighted average number of:
Employees (j)
Drivers	1,593	1,720	2,048	2,257	2,173
Mechanics	117	152	167	131	168
Administrative (k)	447	555	618	695	758
Tractors (l)	1,781	1,904	2,014	2,065	2,220

Ratio of average tractors to
administrative employees	4.0	3.4	3.3	3.0	2.9

---------------

  Includes restructuring charges of $0.4 million, $0.8 million and $0.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.
  The Company recorded a loss on adjustment of assets to fair market value of $39.5 million upon fresh start reporting for the one and one-half month period ended February 15, 2000.
  The Company recorded an extraordinary gain related to the early extinguishment of debt during the one and one-half month period ended February 15, 2000 and for the year ended December 31, 1998.
  The Company recorded a cumulative effect of accounting change related to tires in service for the year ended December 31, 1999.
  Operating ratio represents operating expenses as a percentage of revenues.
  Freight revenues exclude brokerage and other revenues.
  Load factor represents loaded miles as a percentage of total book miles.
  Based on weighted average number of tractors during the period.
  Calculated as the average distance from origin to the destination of the shipments.
  Includes part-time employees.
  Administrative employees include all non-driver employees except mechanics.
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

To facilitate a meaningful comparison of the Company's yearly operating performance in years 2000, 1999 and 1998, the following discussion of results of operations is presented on a traditional comparative basis for all periods. Accordingly, the results of operations for the year ended December 31, 2000 represents the mathematic addition of the historical amounts for the Predecessor Company period January 1 through February 15, 2000, and the Reorganized Company period February 16 through December 31, 2000. Consequently, the current year's information presented below does not comply with reporting requirements for companies upon emergence from bankruptcy which calls for separate reporting.

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

The following tables set forth certain financial information and operating data for the three years ended December 31:

				2000 to1999	1999 to1998
Percentage of Revenue Basis:	2000	1999	1998	Variance	Variance

Operating Revenue:	100%	100%	100%	-	-

Operating Expenses:
Salaries, wages and fringe benefits	32.5	36.1	38.2	(3.6)	(2.1)
Operating supplies and expenses	16.1	13.9	14.0	2.2	(0.1)
Brokerage carrier expense	13.1	9.2	6.5	3.9	2.7
Contractor equipment	12.9	9.9	8.0	3.0	1.9
Operating taxes and licenses	8.1	8.4	9.2	(0.3)	(0.8)
Depreciation and amortization	5.3	7.4	6.7	(2.1)	0.7
General supplies and expenses	5.0	5.5	5.0	(0.5)	0.5
Claims and insurance	4.8	4.0	3.3	0.8	0.7
Revenue equipment rents	2.0	4.0	4.6	(2.0)	(0.6)
Communications and utilities	1.6	1.6	1.7	0.0	(0.1)
Restructuring and severance expenses	0.1	0.3	0.3	(0.2)	0.0
(Gain) loss on disposition of assets	(0.1)	0.1	0.3	(0.2)	(0.2)
Total operating expenses	101.4	100.4	97.8	1.0	2.6

(Loss) income from operations	(1.4)	(0.4)	2.2	(1.0)	(2.6)

Pertinent financial and operating data is summarized in Selected Financial Data and Operating Statistics on page 10 of this document.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Overview

Operating revenue was approximately $281.4 million in 2000 compared to $274.6 million in 1999. Operating loss for 2000 was approximately $3.8 million compared to an operating loss $1.2 million in 1999. The net loss for 2000 was $11.8 million compared to a net loss of $18.4 million in 1999. The results for 2000 include restructuring and severance charges of $0.4 million, loss on adjustment of assets to fair market value of $39.5 million and an extraordinary gain on the discharge of indebtedness relating to the Senior Subordinated Notes of $42.7 million. In addition, results for 2000 include $1.2 million expenses relating to the write-off of deferred loan costs and financial restructuring. The results for 1999 include a cumulative effect of accounting change of $0.3 million, restructuring and severance charges of $0.8 million and $4.1 million reorganization expenses relating to the write-off of deferred loan costs and financial restructuring.

The Company's performance in 2000 was negatively impacted by driver retention issues and the general softening of the Heavy Haul and Secured Materials markets in the latter part of the third quarter and the entire fourth quarter of 2000. Additionally, the financial results were primarily affected by increased costs associated with attracting and retaining qualified drivers, lower asset productivity and increased fuel costs.

The Company embarked upon a reorganization and recapitalization initiated in early 1999. Below is a summary of these events, which culminated in the Company's exit from Chapter 11 on February 15, 2000.

  The Company had approximately $86.2 million of Notes outstanding as of December 31, 1998, which were to mature on December 15, 2000. The Company failed to make a scheduled interest payment on the Notes due on June 15, 1999 or during the thirty-day grace period ended July 15, 1999.

  On July 15, 1999, the Company reached an agreement in principle with the steering committee representing major holders of the Notes. This agreement in principle was formally documented in a restructuring agreement executed on September 10, 1999.

  The terms of the restructuring agreement provided for the Notes to be converted into (i) new notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum, and (ii) 95% of the new common equity of the Company issued post-recapitalization. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization.

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

  On December 9, 1999, the Plan was confirmed by the Court.

  On February 15, 2000, the Plan was consummated. The Company exited Chapter 11, converted the Notes and recapitalized the Company in accordance with the provisions of the restructuring agreement. In connection with the exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility. The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula, determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. See Note 1 and Note 6 of the Notes to the Company's Consolidated Financial Statements and "Liquidity and Capital Resources" within this Item for further discussion.

Recent Adverse Developments

On October 19, 2000, the Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a change in management restriction as a result of the resignation of the former Chief Executive Officer and Chief Financial Officer of the Company. On October 27, 2000, the Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a materially adverse effect evidenced by, (a) the Company's current and projected future negative earnings and cash flow, (b) the change in management discussed in notice of default on October 19, 2000, (c) the increase in fuel costs to the Company and (d) a proposed sixty percent increase in insurance premiums to the Company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

On November 8, 2000, the Company executed a forbearance agreement with CIT Business Credit that modified certain terms with the Revolver, including a $3.0 million forbearance reserve on collateral availability, and increased interest rates to 2.0% above Prime and required the payment of a forbearance fee of $150,000. The forbearance agreement has been subsequently amended and extended for additional fees totalling $425,000. The most recent amendment, dated April 27, 2001, extends the forbearance period until May 18, 2001. The Company has agreed, during the period of forbearance, not to pay the interest due on its outstanding Senior Subordinated Notes Due 2005. Under the terms of the Notes, the Company had a thirty-day grace period on its interest payment due March 15, 2001. The Company did not make the interest payment on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. In addition, the Company is delinquent on all of its equipment debt obligations. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 6 of the Notes to the Company's Consolidated Financial Statements for further discussion.

As a result of the Company's negative earnings and cash flow and its resulting failure to make the March 15, 2001 interest payment in the amount of $1.8 million on the Notes and its continuing defaults under the Revolver with CIT Business Credit , there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining additional financing and/or negotiating a restructuring of its indebtedness, including the Notes and the Revolver

On March 9, 2001, the Company announced the Board of Directors has engaged the Carreden Group, Inc., investment bankers located in New York City, as financial advisor to explore strategic alternatives. With the assistance of Carreden Group, the Company is currently exploring alternative financing to replace the Revolver and is also engaged in preliminary discussions with potential purchasers of substantially all of the Company's assets who have indicated their interests in pursuing such a transaction. There can be no assurances that the Company will be successful in accomplishing either of these objectives. Moreover, it is expected that any sale of the Company or other alternatives would require a restructuring of the Company's existing indebtedness, with the holders of the Notes receiving significantly less than the face amount of their Notes. In order to effect any such sale or restructuring of its indebtedness, it may be necessary for the Company to file for protection under Chapter 11 of the Bankruptcy Code.

On April 18, 2001, the Board of Directors authorized the retention of Transport Management, a trucking management firm, to assist in the management of the Company.

The Company's consolidated financial statements for the year ended December 31, 2000 included in its Annual Report have been prepared assuming that the Company and its subsidiaries will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties described above. See the Independent Auditors' Report on such financial statements included elsewhere in this Report.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Revenue

Operating revenue for 2000 increased $6.7 million, or 2.5%, from 1999 to 2000 and decreased $17.0 million, or 5.8%, from 1998 to 1999. Revenue per total mile amounted to $1.58, $1.50 and $1.47 in 2000, 1999 and 1998, respectively. Total miles driven amounted to approximately 149.9 million miles in 2000, 161.3 million miles in 1999, and 181.7 million miles in 1998. Operating revenues by segment were as follows (in thousands):

Segment	2000	1999	1998

Heavy Haul	$ 195,791	$ 188,866	$ 203,172
Secured	75,534	83,683	92,113
Logistics	20,450	13,905	7,178
Sub-total:	291,775	286,454	302,463
Intersegment eliminations	(10,390)	(11,808)	(10,832)
Consolidated	$ 281,385	$ 274,646	$ 291,631

2000 Compared to 1999

Operating revenues increased by $6.7 million, or 2.5%, from 1999 to 2000, primarily as a result of increased third party carrier services revenues. However, the Company experienced a significant slow down in shipping demand in the fourth quarter 2000 as compared to 1999. Heavy Haul's operating revenues were positively impacted by an increase in third party carrier services revenues of $5.8 million or 25.5%. In addition, Heavy Haul operating revenues increased as a result of an improvement in asset productivity as miles per tractor per day increased by 1.2% and rate per loaded mile net of fuel surcharges increased by 1.7%. Secured's operating revenues were primarily affected by a reduction in tractor capacity of 67 tractors. TLI revenues increased as a result of increased third party logistics contracts in 2000.

1999 Compared to 1998

Operating revenues declined by $17.0 million, or 5.8%, from 1998 to 1999. Heavy Haul's operating revenues were negatively impacted by a decline in shipments associated with the U.S. Government and customers in the aerospace, agriculture, construction and machinery industries. Heavy Haul operating revenues declined also as a result of a reduction in asset productivity as miles per tractor per day decreased by 6.3%. Secured's operating revenues were primarily affected by the loss of two dedicated fleet contracts at TES due to consolidation in the waste industry and declining military munitions shipments. Secured operating revenues also declined as a result of a 6.6% decline in asset utilization partially offset by a 1% improvement in freight rates per total mile. TLI revenues increased as a result of new business generated in 1999, and the full year effect of revenues in the intermodal services division.

Operating (Loss) Income

Operating (loss) income by segment were as follows (in thousands):
Segment	2000	1999	1998

Heavy Haul	$ (5,051)	$ (2,402)	$ 6,254
Secured	1,033	1,652	458
Logistics	554	315	314
Sub-total:	(3,464)	(435)	7,026
Restructuring charge	(355)	(800)	(752)
Consolidated	$ (3,819)	$ (1,235)	$ 6,274

Operating loss increased $2.6 million in 2000 as compared to 1999 and operating income decreased $7.5 million in 1999 as compared to 1998. The operating expense ratio was 101.4%, 100.4%, and 97.8% in 2000, 1999, and 1998, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

2000 Compared to 1999

The decline in the consolidated operating performance in 2000 from 1999 resulted from an increase in fuel costs of $8.1 million, an increase in independent contractor costs of $3.4 million, an increase in insurance costs of $2.4 million and a decrease in freight revenues of $5.4 million. These changes were partially offset by a $5.2 million reduction in tractor ownership costs and a $3.6 million reduction in fixed operating costs.

Heavy Haul's operating income decreased by $2.6 million from 1999 to 2000 as a result of those factors noted above. Total miles driven decreased by 4% from 1999 and overall loaded miles as a percentage of total miles declined. Additionally, variable operating costs increased in the areas of fuel, driver wages, independent contractors and insurance. All of these factors were partially offset by a reduction in tractor ownership costs, fixed operating costs and overhead.

Secured's operating income decreased by $0.6 million in 2000 from 1999 in conjunction with a decline in freight revenues of $6.8 million. The decline in revenues and increases in fuel, insurance and driver related costs were partially offset by a reduction in tractor and trailer ownership costs, fixed operating costs and overhead.

TLI operating income increased by $0.2 million in 2000. TLI's revenues increased due to new business growth.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Expenses

Total operating expenses increased $9.3 million from 1999 to 2000. Total operating expenses decreased $9.5 million from 1998 to 1999. Operating expenses as a percentage of revenue were 101.4%, 100.4% and 97.8% in 2000, 1999, and 1998, respectively. The following expense categories increased or decreased significantly as a percentage of revenue between the periods indicated below:

2000 Compared to 1999

  Salaries, wages and fringe benefits decreased 3.6% from 1999 to 2000. The decrease relates to lower driver wages as a percentage of revenue due to an overall increase in the use on independent contractors and lower non-driver wages.

  Operating supplies and expenses increased 2.2% from 1999 to 2000 due to an increase in fuel costs of $8.1 million as a result of an increase in the average fuel cost per gallon from $1.07 in 1999 to $1.43 in 2000.

  Broker carrier expense increased 3.9% from 1999 to 2000 as a result of an increase in logistics and brokerage revenues from $31.9 million in 1999 to $44.7 million in 2000. Broker carrier expense increased to 82.5% of related revenues in 2000 from 79.2% in 1999 due primarily to higher third party logistics costs.

  Contractor equipment expenses increased by 3.0% from 1999 to 2000 attributable to an overall increase in the number of independent contractors, which increased from 270 in 1999 to 336 in 2000.

  Depreciation and amortization expenses decreased by 2.1% from 1999 to 2000. The decrease in depreciation resulted primarily from a decline in the number of company owned tractors and trailers and the write down of property, plant and equipment and intangible assets to fair market value relating to Fresh Start Reporting.

  Claims and insurance costs increased by 0.8% from 1999 to 2000 primarily as a result of increased insurance premium costs relating to the Company's insurance program on liability for bodily injury and property damage.

  Revenue equipment rents declined by 2.0% from 1999 to 2000 primarily as a result of a reduction in the number of tractors under operating leases from 380 in 1999 to 83 in 2000 and a decrease in short-term trailer rentals.

1999 Compared to 1998

  Salaries, wages and fringe benefits decreased 2.1% from 1998 to 1999. The decline resulted primarily from reductions in non-driving personnel and reduced workers' compensation costs. Additionally, the Company increased its use of independent contractors as a percentage of overall freight operations.

  Operating supplies and expenses decreased 0.1% from 1998 to 1999 despite an increase in fuel costs of $2.6 million as a result of an increase in fuel cost per gallon from $0.99 in 1998 to $1.07 in 1999. Cost reductions in the area of maintenance partially offset the rise in fuel prices.

  Broker carrier expense increased from 1998 to 1999 as a result of an increase in logistics and brokerage revenues from $23.7 million in 1998 to $31.9 million in 1999. Broker carrier expense decreased to 79.2% of related revenues in 1999 from 81.1% in 1998 due primarily to higher third party logistics costs.

  Contractor equipment expenses increased by 1.9% from 1998 to 1999 attributable to an overall increase in the number of independent contractors, which increased from 244 in 1998 to 270 in 1999.

  Operating taxes and licenses decreased 0.8% from 1998 to 1999 due to a decline in the Company owned tractor fleet and an increase in the number of independent contractors.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Operating Expenses, Continued

1999 Compared to 1998, continued

  Depreciation and amortization expenses increased by 0.7% from 1998 to 1999. The increase in depreciation resulted primarily from an increase in owned tractors to 1,126 in 1999 from 925 in 1998.

  Claims and insurance costs increased by 0.7% from 1998 to 1999 as a result of a higher frequency of accidents relating to cargo claims.

  Equipment rents declined by 0.6% from 1998 to 1999 primarily as a result of a reduction in the number of tractors under operating leases from 787 in 1998 to 380 in 1999.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $5.6 million in 2000 compared to $13.8 million in 1999. The decrease is primarily due to lower income from operations, and an increase in insurance payments. These changes were partially offset by an increase in accounts payable due to increase in the payment cycle.

Investing Activities

Net cash provided by investing activities was $3.4 million in 2000 compared to $1.2 million in 1999. The increase in investing activities results from a increase in proceeds from the sale of assets of $1.9 million from 1999. The Company significantly reduced its replacement capital expenditures as a result of the reorganization and decreased liquidity.

Financing Activities

Net cash used in financing activities was $11.0 million in 2000 compared to cash used of $15.8 million in 1999. The decrease in cash used in financing activities in 2000 resulted from increased borrowings under the revolving credit facility and a reduction in the repayment long-term debt, due to the restructuring, and capital lease obligations, due to decreased liquidity.

The Company's performance in 2000 was negatively impacted by an increase in fuel and insurance costs. Additionally, the financial results were primarily affected by increased costs associated with attracting and retaining qualified drivers and lower asset productivity. Industry conditions remained severe in fourth quarter of 2000 due to extremely high fuel prices, a slowdown in the freight-moving economy, collapsing used truck values and increased insurance costs. The Company's overall liquidity position has been negatively impacted from the current environment.

The Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a materially adverse effect evidenced by, (a) the Company's current and projected future negative earnings and cash flow, (b) the change in management discussed in notice of default on October 19, 2000, (c) the increase in fuel costs to the Company and (d) a proposed sixty percent increase in insurance premiums to the Company. On November 8, 2000, the Company executed a forbearance agreement with CIT Business Credit that modified certain terms with the Revolver, including a forbearance reserve on collateral availability and default interest rates of 2.0% above Prime, or 11.5% as of December 31, 2000. The Company had approximately $0.6 million in availability under its Revolver at December 31, 2000. The Company had a forbearance reserve of $3.0 million placed on the Revolver because of the event of default at the end of October 2000, which has since increased to $3.8 million by subsequent amendments through April 27, 2001. The Company has agreed, during the period of forbearance, not to pay the interest due on its outstanding Senior Subordinated Notes Due 2005. Under the terms of the Notes, the Company had a thirty-day grace period on its interest payment due March 15, 2001. The Company did not make the interest payment on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. In addition, the Company is delinquent on all of its equipment obligations and has slowed its payment cycle on accounts payable in order to operate the business during the forbearance period. See Note 6 of the Notes to the Company's Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Existing credit facilities are not expected to be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that additional credit facilities can be arranged or that any long term restructuring can be successfully initiated or implemented, in which case the Company may be compelled to file for protection under Chapter 11 of the Bankruptcy Code. Moreover, it may be necessary for the Company to file under Chapter 11 to implement any consensually negotiated restructuring of its indebtedness or a sale of the Company as discussed above.

Capital Requirements

The Company intends to use proceeds from unencumbered assets for general business capital expenditures in 2001. However, the Company does not have any plans to replace or increase its tractor and trailer fleet in 2001. The Company has residual obligations of approximately $5.0 million, primarily relating to certain capital lease obligations, that will mature in 2001, and the Company will have the option to extend the maturity of the residual, purchase the revenue equipment for the residual amount, sell the equipment and repay the residual, or return the equipment to the lessor at the end of the lease term.

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $39.7 million, $40.7 million and $43.9 million for the years ended December 31, 2000, 1999, and 1998, respectively, which represents 14 percent, 15 percent and 15 percent of total operating revenues for 2000, 1999, and 1998, respectively. No other single customer exceeded 5 percent of operating revenues during these periods.

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

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. The average fuel prices increased from $1.07 per gallon in 1999 to $1.43 per gallon in 2000. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers and a continuation of fuel surcharges.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk

The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and may utilize fuel forward purchase commitments, though no agreements were in place during 2000.

Interest Rate Risk

The fair value of the Company's cash and cash equivalents at December 31, 2000 approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company has no material future earnings or cash flow exposures from changes in interest rates related to the senior subordinated notes or the Company's equipment obligations, as these long-term debt obligations have fixed rates. The fair value of the Company's long-term debt, including current maturities, was estimated to be $97.2 million at December 31, 2000, and was below the carrying value by $12.6 million. A hypothetical 10% increase in the interest rates on the Company's revolving credit facility for a duration of one year would not have a material impact on interest expense and cash flows in 2001.

Commodity Price Risk

The Company may use forward purchase commitments to reduce the exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These forward purchase commitments have the effect of locking in for specified periods the price the Company will receive for the fuel volumes to which the forward purchase commitment relates. As a result, while these forward purchase commitments are structured to reduce the Company's exposure to increases in the price of fuel, they also limit the benefit the Company might otherwise have received from any price decreases associated with the fuel volumes. At December 31, 2000, the Company did not have any outstanding forward purchase commitments.

The average fuel prices increased from $1.07 per gallon in 1999 to $1.43 per gallon in 2000. The Company has adjusted its freight rates to mitigate these increased costs.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company adopted SFAS 133 on January 1, 2001. There was no material effect on consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" noted above.

ITEM 8. Financial Statements and Supplementary Data
TRISM, Inc.
Consolidated Balance Sheets
(In thousands)

	Reorganized	Predecessor
	Company	Company
	December 31,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 194	$ 2,246
Restricted cash and insurance deposits	2,500	835
Accounts receivable, net of allowance for doubtful accounts
of $1,627 and $1,043 for 2000 and 1999, respectively	36,002	36,304
Other accounts receivable	622	2,106
Total accounts receivable	36,624	38,410
Materials and supplies	850	1,206
Prepaid insurance	7,942	7,509
Other prepaid expenses	3,716	4,737
Total current assets	51,826	54,943

Property and equipment, at cost	117,040	202,470
Less: accumulated depreciation and amortization	(12,315)	(72,968)
Net property and equipment	104,725	129,502

Intangibles and other assets, net	1,739	18,293

Total assets	$ 158,290	$ 202,738

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 15,831	$ 12,010
Bank overdraft	1,261	2,085
Accrued expenses and insurance reserves	18,330	24,396
Current maturities of long-term debt:
Principal payments on equipment debt	14,222	18,722
Residual obligations on equipment debt	4,975	2,820
Long-term debt classified as current:
Revolving credit facility	25,440	10,596
Equipment debt	35,004	41,469
Senior subordinated notes	30,000	86,230
Total current liabilities	145,063	198,328

Insurance reserves	7,080	6,961
Total liabilities	152,143	205,289

Stockholders' equity (deficit):
Common stock; $.01 par value; 5,000 and 10,000 shares authorized
respectively; 2,000 and 5,903 shares issued respectively	20	59
Additional paid-in capital	19,980	37,243
Accumulated deficit	(13,853)	(38,216)
Treasury stock, at cost, 201 shares	-	(1,637)
Total stockholders' equity (deficit)	6,147	(2,551)

Total liabilities and stockholders' equity (deficit)	$ 158,290	$ 202,738

See notes to the consolidated financial statements.

TRISM, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Reorganized	Predecessor Company
	Company
	Ten and one	One and one
	half months	half months	Year
	ended	ended	ended
	December 31,	February 15,	December 31,
	2000	2000	1999	1998

Revenues	$ 248,776	$ 32,609	$ 274,646	291,631
Operating expenses:
Salaries, wages and fringe benefits	80,157	11,146	99,287	111,523
Operating supplies and expenses	39,988	5,209	38,090	40,745
Brokerage carrier expense	33,258	3,679	25,247	19,210
Contractor equipment	32,837	3,436	27,213	23,223
Operating taxes and licenses	20,074	2,700	23,067	26,808
General supplies and expenses	12,575	1,485	15,123	14,559
Depreciation and amortization	12,573	2,243	20,411	19,516
Claims and insurance	12,213	1,417	10,851	9,582
Revenue equipment rents	4,599	994	11,022	13,429
Communications and utilities	4,066	555	4,426	5,053
Restructuring and severance expenses	355	-	800	752
(Gain) loss on disposition of assets, net	(358)	3	344	957
Total operating expenses	252,337	32,867	275,881	285,357
Operating (loss) income	(3,561)	(258)	(1,235)	6,274
Interest expense, net	8,664	686	11,845	13,944
Other expense, net	1,628	38	950	704
Reorganization items:
Loss on write-off of deferred debt issuance costs	-	-	1,183	-
Financial restructuring costs	-	200	2,960	-
Loss on adjustment of assets to fair market value	-	39,450	-	-

Loss before income tax expense,
extraordinary item and cumulative effect of
accounting change	(13,853)	(40,632)	(18,173)	(8,374)
Income tax expense	-	-	-	634
Loss before extraordinary item and cumulative effect of accounting change	(13,853)	(40,632)	(18,173)	(9,008)
Extraordinary item, gain on extinguishment
of debt, net of income taxes of $841 in 1998	-	42,682	-	1,563
Cumulative effect of accounting change, net	-	-	(274)	-
Net income (loss)	$ (13,853)	$ 2,050	$ (18,447)	(7,445)

Basic and diluted earnings (loss) per share
Loss before extraordinary item	$ (6.93)	$ (7.13)	$ (3.19)	(1.58)
Extraordinary item	-	7.49	-	0.28
Cumulative effect of accounting change	-	-	(0.05)	-
Net income (loss)	$ (6.93)	$ 0.36	$ (3.24)	(1.30)

Pro forma amounts assuming the new accounting method applied retroactively (unaudited):
Net income (loss)			$ (18,173)	(7,701)

Basic and diluted earnings (loss) per share			$ (3.19)	(1.35)

Weighted average number of shares used in
computation of basic and diluted earnings (loss) per share	2,000	5,702	5,702	5,714

See notes to the consolidated financial statements.

TRISM, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Reorganized	Predecessor
	Company	Company
	Ten and	One and
	one half	one half	Year Ended
	Months Ended	Months Ended	December 31,
	December 31, 2000	February 15, 2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ (13,853)	$ 2,050	$ (18,447)	$ (7,445)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	12,573	2,243	21,023	20,272
Loss (gain) on disposition of assets	(358)	3	344	957
Provision for losses on accounts receivable	1,186	176	1,010	879
Deferred gain on sale-leaseback	-	-	(151)	(258)
Deferred income taxes	-	-	-	1,475
Extraordinary gain, net	-	-	-	(1,563)
Write-off of deferred debt issuance costs	-	-	1,183	-
Financial restructuring costs	-	-	2,960	-

Changes in assets and liabilities:
Accounts receivable	1,090	(666)	(938)	4,714
Prepaid expenses	(2,037)	2,625	(3,754)	(1,419)
Accrued expenses and insurance reserves	1,775	(2,915)	10,274	1,129
Accounts payable	3,797	1,165	2,585	(2,431)
Other	298	(137)	(506)	261
Net cash provided by operating activities
before reorganization items	4,471	4,544	15,583	16,571

Cash flows from operating activities relating to reorganization items:
Loss on adjustment of assets to fair market value	-	39,450	-	-
Extraordinary gain	-	(42,682)	-	-
Financial restructuring costs, net	(355)	162	(1,765)	-
Net cash provided by operating activities	4,116	1,474	13,818	16,571

Cash flows from investing activities:
Proceeds from sale of assets	7,197	522	5,777	11,734
Purchases of property and equipment	(4,115)	(223)	(4,361)	(4,143)
Other, net	-	-	(206)	83
Net cash provided by investing activities	3,082	299	1,210	7,674

Cash flows from financing activities:
Net proceeds (repayment) under revolving credit agreement	11,532	1,020	3,301	3,800
Repayment of long-term debt and capital lease obligations	(17,392)	(3,797)	(18,372)	(22,759)
Repurchase of senior subordinated notes	-	-	-	(9,500)
Issuance of long-term debt	-	-	2,750	-
(Decrease) increase in bank overdrafts	(1,744)	920	(3,557)	846
Payment of deferred financing costs	(1,480)	(82)	-	-
Other, net	-	-	95	98
Net cash used in financing activities	(9,084)	(1,939)	(15,783)	(27,515)

Decrease in cash and cash equivalents	(1,886)	(166)	(755)	(3,270)
Cash and cash equivalents, beginning of period	2,080	2,246	3,001	6,271

Cash and cash equivalents, end of period	$ 194	$ 2,080	$ 2,246	$ 3,001

Supplemental cash flow information:

Equipment purchases and borrowings	$ 14,672	$ -	$ 6,642	$ 34,758

			-
Conversion of operating leases to installment debt	$ 2,722	$ -	$ 5,852	$ -

See notes to the consolidated financial statements.

TRISM, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(In thousands, except share amounts)

	Common Stock	Additional Paid-In Capital	Loans to Stockholders	Accumulated Deficit	Treasury Stock	Stockholders' Equity (Deficit)

December 31, 1997 - Predecessor Company	$ 59	$ 37,327	$ (368)	$ (12,324)	$ (1,549)	$ 23,145

Repayment of loan to
stockholders	-	(98)	285	-	-	187

Purchase of 35,000 shares	-	-	-	-	(88)	(88)

Net loss for twelve months ended	-	-	-	(7,445)	-	(7,445)

December 31, 1998 - Predecessor Company	59	37,229	(83)	(19,769)	(1,637)	15,799

Repayment of loans to
stockholders	-	14	83	-	-	97

Net loss for twelve months ended	-	-	-	(18,447)	-	(18,447)

December 31, 1999 - Predecessor Company	59	37,243	-	(38,216)	(1,637)	(2,551)

Net income for one and one half months ended	-	-	-	2,050	-	2,050

Reorganization	(59)	(37,243)	-	36,166	1,637	501

February 15, 2000 - Predecessor Company	$ -	$ -	$ -	$ -	$ -	$ -

New stock issuance upon emergence from bankruptcy	$ 20	$ 19,980	$ -	$ -	$ -	$ 20,000

Net loss for ten and one half months ended	-	-	-	(13,853)	-	(13,853)

December 31, 2000 - Reorganized Company	$ 20	$ 19,980	$ -	$ (13,853)	$ -	$ 6,147

See notes to the consolidated financial statements.

TRISM, Inc.
Notes to Consolidated Financial Statements

1. Financial Results and Liquidity

Trism, Inc. (the "Company"), has incurred net losses of $11.8 million, $18.4 million and $7.4 million during the years ended December 31, 2000, 1999 and 1998, respectively. The Company had been faced with a variety of operating challenges, including, among others, escalating fuel costs, an increase in insurance costs, the ability to attract and retain qualified driving employees, and a reduced shipping demand given present domestic economic conditions. These factors have and are significantly impacting the Company's liquidity.

As discussed in Note 6, the Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 and has not made its most recent interest payment relating to such notes, which was due March 15, 2001. Under the terms of the Notes, the Company had a thirty-day grace period on this interest payment before the note holders can call the Notes. The Company did not make the interest payment on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. In addition, beginning in October 2000 the Company has also been in default of certain covenants relating to its revolving credit facility. Since that time, the Company has negotiated several forbearance agreements with the lender for the revolver, the terms of which have included payment of fees in exchange for such forbearance, as well as increase in interest rates under the revolver and a reduction in borrowing capacity. The most recent forbearance expires on May 18, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreement. However, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors including the Company's ability to overcome the operational and liquidity issues discussed above. The Company's consolidated financial statements for the year ended December 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

The Company's near and long term operating strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company to compete under current market conditions. The Company has closed and reduced in size its network of terminal facilities throughout the United States which included a reduction in the number of non-driver employees. Sales and marketing efforts have been augmented by increasing the number of customer service personnel, increasing the number of outside sales personnel and establishing an outbound telemarketing effort. Accounts receivable collection efforts have been expanded by the addition of collection personnel staff. The Company has also retained the Carreden Group, an investment banking firm based in New York City, to assist it in pursuing strategic alternatives, including refinancing, as well as a sale of all or a portion of the Company.

Existing credit facilities are not expected to be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that additional credit facilities can be arranged or that any long term restructuring can be successfully initiated or implemented, in which case the Company may be compelled to file for protection under Chapter 11 of the Bankruptcy Code. Moreover, it may be necessary for the Company to file under Chapter 11 to implement any consensually negotiated restructuring of its indebtedness or a sale of the Company as discussed above.

Management believes that, despite the financial and operational hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The Company, a Delaware corporation, entered the transportation business in January 1990 with the acquisition of Tri-State Motor Transit Co. The Company's operations include a group of carriers primarily specializing in the transportation

2. Summary of Significant Accounting Policies, Continued

of heavy machinery and equipment and over-dimensional commodities, building materials, steel and metal products (Heavy Haul), hazardous waste, explosives, military munitions and radioactive materials (Secured Materials), and a contract logistics provider (Logistics). The Company conducts these operations principally through its subsidiaries, Trism Specialized Carriers, Inc. ("TSC"), Tri-State Motor Transit Co. ("TSMT"), Diablo Systems, Inc. ("Diablo"), C.I. Whitten Transfer ("CIW"), and Trism Logistics, Inc. ("TLI").

Due to the reorganization and implementation of fresh start reporting (see Note 4), consolidated financial statements for the new Reorganized Company (period starting February 16, 2000) are not comparable to those of the Predecessor Company. The Reorganized Company relates to all operations post-emergence from bankruptcy and the Predecessor Company relates to all operations pre-emergence from bankruptcy. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Reorganized Company and the Predecessor Company. The results of operations are presented for the Predecessor Company for the period January 1 through February 15, 2000, ("Predecessor Company, February 15, 2000" or "Predecessor Company in 2000"), and the years ended December 31, 1999 and 1998. The results of operations are presented for the Reorganized Company for the period February 16 through December 31, 2000, ("Reorganized Company, December 31, 2000" or "Reorganized Company in 2000").

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Tires in Service and Change in Accounting Principle

Prior to 1999, the cost of tires placed in service, including replacement tires, was capitalized in prepaid expenses ("prepaid tires") and amortized using the straight-line method over the estimated useful life. Effective January 1, 1999, the Company began capitalizing tires placed in service on new revenue equipment as a part of the equipment cost. Replacement tires are now expensed at the time that they are placed in service. This new method is consistent with industry practice. Due to the increasing variety of equipment and tires in the Company's specialized fleet, this new method, in the opinion of management, provides a more precise and less subjective method to account for tires in service. This change decreased net earnings for 1999 by $0.2 million or $0.04 per share. The cumulative effect of the change as of the effective date was $0.3 million or $0.05 per share. The unaudited pro forma amounts shown on the statements of operations have been adjusted for the effects of retroactive application on expenses and the related taxes.

Revenue Recognition

All freight revenue and related costs are recognized in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Consensus 91-9 which require that revenues be allocated between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments that are readily convertible into cash, and which present minimal risk of changes in value because of changes in interest rates, to be cash equivalents.

Prepaid Expenses

Prepaid expenses primarily consist of prepaid insurance, taxes, licenses and other expenses that are amortized into operating results on a straight-line basis over estimated useful lives ranging between 12 and 24 months.

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

2. Summary of Significant Accounting Policies, Continued

expense when incurred. The cost of assets sold or retired, net of accumulated depreciation or amortization, are removed from the accounts at the date of disposition, and any resulting gain or loss is recognized.

The Company periodically evaluates the carrying value of its assets for events or changes in circumstances, which indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In accordance with Fresh Start Reporting, property and equipment were reflected at fair market value as of February 16, 2000 (See Note 4).

The cost components of property and equipment and related useful lives at December 31 are as follows:
	(Dollars in thousands)
	Reorganized Company 2000	Predecessor Company 1999	Estimated Useful Lives

Land	$ 7,143	$ 9,262	-
Structures and improvements	6,884	14,133	18 -30
Revenue equipment	98,978	154,984	4 - 15
Other equipment	4,035	24,091	3-5
Property and equipment, at cost	$ 117,040	$ 202,470

Depreciation expense amounted to $12.6 million for the Reorganized Company in 2000 and for the Predecessor Company $2.1 million, $19.7 million, and $18.8 million in 2000, 1999, and 1998, respectively.

Intangibles and Other Assets

Intangible assets included goodwill, which represented cost in excess of net assets of businesses acquired, and certain non-compete and customer list expenditures related to acquisitions. Goodwill and related acquisition expenditures were being amortized on a straight-line basis over periods ranging from 3 to 40 years and amounted to approximately $17.7 million as of December 31, 1999. Effective with Fresh Start Reporting, all unamortized intangible assets were written off (see Note 4).

Intangibles and other assets also include deferred financing fees, which are being amortized on a straight-line basis, which approximates the effective interest method, over the term of the related financing agreements. In 1999, the Company wrote-off all deferred financing fee costs related to the Old Notes and prior revolving credit facility in the amount of $1.2 million in accordance with SOP 90-7. At December 31, 2000, there were no intangible assets recorded; and other assets consisted of deferred financing fees amounted to $1.3 million.

Insurance Reserves

Insurance reserves amounted to approximately $13.6 million and $13.4 million as of December 31, 2000 and 1999, and reflect the estimated cost of claims for cargo loss and damage, bodily injury and property damage, workers' compensation and employee and welfare program claims not covered by insurance. The insurance liability provision is based on claims incurred and on estimates of both unasserted and unsettled claims which are assessed based on management's evaluation of the nature and severity of individual claims and on the Company's past claims experience.

Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. Common shares outstanding include issued shares, less shares held in treasury for the periods prior to emergence from bankruptcy. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock (common stock equivalents). Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding and dilutive common stock equivalents during each reporting period. Common

2. Summary of Significant Accounting Policies, Continued

stock equivalents are excluded from the diluted calculation if a net loss was incurred for the period, as the results would be anti-dilutive. Accordingly, the calculations for basic and diluted earnings (loss) per share are identical, because none of the Company's potentially dilutive instruments (i.e. stock options) were dilutive for any period presented.

The computation of basic and diluted earnings (loss) per share is shown in the table below:

	(Dollars in thousands except per share amounts)

	Reorganized Company	Predecessor Company
	December 31,	February 15,	December 31,
	2000	2000	1999	1998
Numerators:
Loss before extraordinary items and cumulative effect of accounting change	$ (13,853)	$ (40,632)	$ (18,173)	$ (9,008)

Extraordinary gain on extinguishment of debt, net of tax provision of $841 in 1998	-	42,682	-	1,563

Cumulative effect of accounting change, net	-	-	(274)	-

Net loss	$ (13,853)	$ 2,050	$ (18,447)	$ (7,445)

Weighted average number of shares:

Denominator:
Average common shares outstanding	2,000,000	5,702,137	5,702,137	5,714,137

Basic and diluted earnings (loss) per share:

Loss before extraordinary items and cumulative effect of accounting change	$ (6.93)	$ (7.13)	$ (3.19)	$ (1.58)

Extraordinary gain	-	7.49	-	0.28

Cumulative effect of accounting change	-		(0.05)	-

Net (loss) earnings per share	$ (6.93)	$ 0.36	(3.24)	(1.30)

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company adopted SFAS 133 on January 1, 2001. There was no material effect on consolidated results of operations, financial position, cash flows or stockholders' equity upon adoption of SFAS 133.

Reclassifications

Certain prior year data has been reclassified to conform with presentation in 2000. These reclassifications had no effect on previously reported net loss, stockholders' equity or net cash flows.

3. Reorganization Items

In accordance with SOP 90-7, the consolidated statements of operations for periods prior to emergence should portray the results of operations of the Company while it is in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying consolidated statement of operations for the year ended December 31, 1999, the Company wrote-off $1.2 million of deferred debt issuance costs related to the pre-petition revolving credit facility and the outstanding Notes. Furthermore, the Company incurred financial restructuring costs in connection with the Chapter 11 process of $0.2 million and $3.0 million for the years ended December 31, 2000 and 1999. In addition, the Company recognized an extraordinary gain of $42.7 million relating to the discharge of indebtedness upon emergence from bankruptcy (see Note 4).

4. Fresh Start Reporting

As of February 15, 2000, the Company adopted Fresh Start Reporting in accordance with the AICPA Statement of Position 90-7. Fresh Start Reporting resulted in material changes to the consolidated balance sheet, including valuation of assets, intangible assets and liabilities at fair market value and valuation of equity based on the appraised reorganization value of the ongoing business.

In accordance with SOP 90-7, the Consolidated Statements of Operations should portray the results of operations of the Company while in Chapter 11. Expenses resulting from the restructuring are reported separately as reorganization items. In the accompanying Consolidated Statements of Operations for the one and one-half months period ended February 15, 2000, the Company wrote-off $39.5 million related to assets adjusted to estimated fair market value. Furthermore, the Company incurred financial restructuring costs of $0.2 million for the one and one-half months period ended February 15, 2000.

The Company's reorganization value of $135 million (the approximate fair value of its assets) was based upon the assumed total long-term debt (including capital lease and operating lease obligations) of $115 million and the estimated imputed equity value of reorganized Trism at $20 million during the administration of the bankruptcy in 1999. These values were based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded Company market multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by the Company's management and its financial advisors to be appropriate for the Company's business and industry.

The reorganization of the Company resulted in a discharge of debt under the Tax Code. The discharge reduced outstanding net operating loss carryforwards on February 15, 2000 (see Note 7).

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

4. Fresh Start Reporting, Continued

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's consolidated balance sheet upon emergence from bankruptcy (in thousands):
	Predecessor Company	Reorganization and Fresh Start Adjustments				Reorganized Company
	February 15, 2000	Debit		Credit		February 16, 2000
ASSETS
Current Assets	$ 52,638	$ -		$ 917	(a) (b)	$ 51,721

Property, Plant & Equipment, net	127,114	-		21,880	(c)	105,234

Other Long-term Assets, net	18,765	1,500	(e)	17,459	(d)	2,806

Total Assets	$ 198,517	$ 1,500		$40,256		$ 159,761

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 57,050	$ 7,758	(a)	$ 1,500	(e)	$ 50,792

Long-term Debt	138,238	86,230	(a)	30,000	(f)	82,008

Other Long-term Liabilities	6,961	-		-		6,961

Total Liabilities	202,249	93,988		31,500		139,761

Stockholders' Equity	(3,732)	37,302	(g)	61,034	(h) (i)	20,000

Total Liabilities and Equity	$ 198,517	$131,290		$92,534		$ 159,761

(a) - To reflect the cancellation of the old Notes and related accrued net interest expense.
(b) - To adjust current assets to fair market value.
(c) - To adjust property, plant and equipment to fair market value.
(d) - To adjust intangibles to fair market value.
(e) - To reflect deferred debt issuance costs of $1.5 million relating to new Notes.
(f) - To reflect the issuance of the new Notes.
(g) - To reflect the cancellation of the old common stock and additional paid in capital and elimination of retained earnings of the Predecessor Company.
(h) - To reflect the issuance of the new common stock and additional paid in capital of $20.0 million.
(i) - To reflect the extraordinary credit resulting from the discharge of indebtedness. The extraordinary gain is calculated below:

Historical value of Old Senior Subordinated Notes "Old Notes"				$ 86,230
Historical value of Accrued Interest, net on Old Notes				6,952
				93,182
Market Value of consideration exchanged for the Old Notes:

New Senior Subordinated Notes "New Notes"				(30,000)
Deferred financing fees on New Notes				(1,500)
New Common Stock (95% of 2.0 million shares)				(19,000)
				(50,500)

	Extraordinary Gain			$ 42,682

4. Fresh Start Reporting, Continued

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
Pro forma Condensed Statement of Operations
For Year Ended December 31, 1999

Revenues	$ 274,646

Operating Expenses	270,588	(a)

Operating Income	4,058

Interest Expense, net	8,879	(b)
Other Expense, net	752	(c)

Net Loss	$ (5,573)

(a) - Reflects reduced depreciation and amortization expense by $5.3 million from write down of property, plant and equipment and intangible assets to estimated fair value.
(b) - Reflects reduced interest expense by $2.9 million to reflect interest related to new debt structure.

(c) - Reflects reduced amortization by deferred debt issuance costs of $0.2 million related to new debt structure.

Pro forma Condensed Consolidated Balance Sheet
As of December 31, 1999

ASSETS
Current Assets	$ 54,942
Property, Plant & Equipment, net	106,225
Other Long-term Assets	2,439
Total Assets	$ 163,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 54,580
Long-term Debt	82,065
Other Long-term Liabilities	6,961
Total Liabilities	143,606
Stockholders' Equity	20,000
Total Liabilities and Stockholders' Equity	$ 163,606

5. Corporate Restructuring and Severance Expenses

In 2000 and 1999, the Company recorded a pre-tax charge of $0.4 million and $0.8 million, respectively, pertaining to the reduction in certain administrative and maintenance personnel and for certain terminal closure costs.

In June 1998, the Company recorded a pre-tax charge of $0.4 million for a separation and consulting agreement with a former officer of the Company. Furthermore, in September 1998, the Company recorded a pre-tax severance provision of $0.35 million pertaining to the reduction of certain administrative personnel.

6. Indebtedness and Lease Commitments

Indebtedness

Long-term debt includes the following as of December 31 (in thousands):

	Reorganized Company 2000	Predecessor Company 1999

Senior subordinated notes, refinanced as
discussed below	$ 30,000	$ 86,230

Obligations collateralized by equipment
maturing through 2005 with interest rates
ranging from 6.6% to 11.6%.	17,594	14,868

Capital lease obligations collateralized by
equipment maturing through 2005, with
interest rates ranging from 6.3% to 10.4%.	36,607	48,143

Revolving credit facility, amended as discussed below	25,440	10,596

	109,641	159,837

Less current maturities	19,197	21,542
Less long-term debt classifed as current	90,444	138,295

	$ -	$ -

Senior Subordinated Notes

The old Senior Subordinated Notes ("Old Notes") bore interest at 10.75% payable on June 15th and December 15th of each year and were to mature on December 15, 2000. The Notes were redeemable at the option of the Company, in whole or in part, on or after December 15, 1999, at a redemption price of 105% through December 1999 and 102.5% thereafter. Through December 31, 1999, the Company had repurchased $13.8 million of the Notes.

The Company executed a recapitalization which culminated on February 15, 2000. The recapitalization converted the Old Notes into (i) new Senior Subordinated Notes ("New Notes") in the aggregate principal amount of $30 million, due 2005, with interest at the rate of 12% per annum payable on March 15th and September 15th of each year, and (ii) 95% of the new common equity of the Company to be issued post-recapitalization. The Company's old common equity was converted into 5% of the new common equity issued post-recapitalization.

The Company is currently in default of the minimum net worth covenant and therefore the notes bear 13% per annum beginning January 1, 2001, until the Company meets the covenant requirement. In addition, the Company failed to make a scheduled interest payment due on March 15, 2001 on the New Notes. The grace period for the payment of interest expired on April 15, 2001. The Company did not make the interest payment on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. The Company has classified the Notes as current due to the existence of the defaults. The accrued interest due as of December 31, 2000 under the Notes was $1.1 million.

6. Indebtedness and Lease Commitments, Continued

Senior Subordinated Notes, Continued

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

The Company's senior subordinated notes are guaranteed by all of the Company's direct and indirect subsidiaries (the "Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are wholly owned direct or indirect subsidiaries of the Company and the guarantees of the Guarantor Subsidiaries are full, unconditional and joint and several. Trism, Inc., exclusive of its subsidiaries, has no independent assets or operations.

Revolving Credit Facility

On February 15, 2000 in connection with the Company's exit from Chapter 11, the Company executed a new, three-year $42.5 million revolving credit facility ("Revolver"). The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by collateralized eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. Required covenants if availability falls below $5 million include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

On October 19, 2000, the Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a change in management restriction as a result of the resignation of the former Chief Executive Officer and Chief Financial Officer of the Company. On October 27, 2000, the Company was notified by CIT Business Credit that an event of default had occurred under the Revolver concerning a materially adverse effect evidenced by, (a) the Company's current and projected future negative earnings and cash flow, (b) the change in management discussed in notice of default on October 19, 2000, (c) the increase in fuel costs to the Company and (d) a proposed sixty percent increase in insurance premiums to the Company.

On November 8, 2000, the Company executed a forbearance agreement that modified certain terms with the Revolver, including a forbearance reserve of $3 million on collateral availability, a forbearance fee of $150,000 and interest rates of 2.0% above Prime, which prior to the forbearance were at 0.5% above Prime or 2.5% above LIBOR. The Company has classified the Revolver as current due to the existence of technical defaults.

The following table outlines the amendments to the forbearance agreement:
Amendments to the Forbearance Agreement	Effective Date	Expiration Date	Forbearance Fees Paid
First Amendment	November 30, 2001	January 10, 2001	---
Second Amendment	January 10, 2001	January 31, 2001	$150,000
Third Amendment	January 31, 2001	February 28, 2001	---
Fourth Amendment	February 28, 2001	March 14, 2001	$50,000
Fifth Amendment	March 14, 2001	March 30, 2001	$50,000
Sixth Amendment	March 30, 2001	April 13, 2001	$50,000
Seventh Amendment	April 13, 2001	April 27, 2001	$50,000
Eighth Amendment	April 27, 2001	May 18, 2001	$75,000

Cash and availability under the revolving credit facility was approximately $0.6 million at December 31, 2000, net of a reduction for outstanding letters of credit of approximately $9.3 million. The revolving credit facility bore 11.5% interest at December 31, 2000.On September 16, 1999, the Company filed a Plan of Reorganization with the United States Bankruptcy Court in Delaware under Chapter 11 of the Bankruptcy Code. The Company secured a $42.4 million DIP facility which was approved by the

6. Indebtedness and Lease Commitments, Revolving Credit Facility, Continued

Court on October 11, 1999. Cash and availability under the DIP facility was approximately $9.2 million at December 31, 1999, net of a reduction for outstanding letters of credit of approximately $12.1 million. The revolving credit facility bore 8.75% interest at December 31, 1999.

The Company has classified the equipment debt as current due to the existence of technical defaults.

The scheduled maturities of long-term debt outstanding at December 31, 2000, are summarized as follows:
(Dollars in thousands)	Principal Payments on Equipment Debt	Residual Obligations on Equipment Debt	Revolving Credit Facility	Senior Subordinated Notes	Total

2001	$ 14,222	$ 4,975	$ 25,440	$ 30,000	$ 74,637
2002	7,597	11,179	-	-	18,776
2003	4,224	3,582	-	-	7,806
2004	2,934	4,876	-	-	7,810
2005	222	390	-	-	612
	$ 29,199	$ 25,002	$ 25,440	$ 30,000	$ 109,641

Net interest expense and cash interest payments are as follows:

	Reorganized Company	Predecessor Company
	December 31,	February 15,	December 31,
(Dollars in thousands)	2000	2000	1999	1998

Net interest on debt and capital leases	$ 8,975	$ 728	$ 12,994	$ 15,316
Capitalized interest	-	-	-	(229)
Net interest expense	8,975	728	12,994	15,087

Cash interest payments	$ 8,150	$ 551	$ 5,723	$ 15,307

Leases

The Company leases certain revenue and equipment through long-term non-cancelable leases. Commitments for minimum rentals under the lease agreements at the end of 2000 are as follows:

(Dollars in thousands)	Capital Leases	Operating Leases

2001	$ 16,203	$ 3,389
2002	16,900
2003	4,616
2004	1,896
2005	646
Total minimum lease payments	$ 40,261	$ 3,389
Less amount representing interest	3,654

Present value of net minimum lease payments,
including current maturities of $14,433	$ 36,607

6. Indebtedness and Lease Commitments, Continued

Property and equipment as of December 31, 2000 and 1999 include the following amounts for capitalized leases:
	Reorganized Company	Predecessor Company
(Dollars in thousands)	2000	1999

Revenue equipment	$ 44,780	58,967
Other equipment	271	1,427
	45,051	60,394
Less accumulated depreciation	6,344	18,608

	$ 38,707	41,786

The Company acquired equipment by incurring capital lease obligations of $1.1 million in 1999. Rent expense for all operating leases were approximately $1.0 million and $4.6 million for the Predecessor Company and the Reorganized Company in 2000, respectively, and $11.0 million, and $13.4 million in 1999 and 1998, respectively.

7. Income Taxes

The Company has provided for income tax expense as follows:

	Reorganized Company	Predecessor Company
(Dollars in thousands)	2000	2000	1999	1998

Current:
Federal	$ -	$ -	$ -	-
State	-	-	65	92
			65	92
Deferred:
Federal	-	-	(81)	1,306
State	-	-	16	77
		-	(65)	1,383

Income tax expense	$ -	$ -	$ -	$ 1,475

The Company has available net operating loss carryforwards totaling approximately $76 million that expire beginning in 2019. In connection with the reorganization upon emergence from bankruptcy, the Company realized a gain from the extinguishment of certain indebtedness (see Note 4). This gain will not be taxable since the gain results from reorganization under the Bankruptcy Code. However, the Company is required, as of the beginning of its 2000 taxable year, to reduce net operating loss ("NOL") carryforwards in an amount equal to such gain on extinguishment.

The reorganization of the Company upon emergence from bankruptcy constituted an ownership change under Section 382 of the Internal Revenue Code and therefore the use of any of the Company's NOL's generated prior to the ownership change, that were not reduced pursuant to the provisions discussed above, will be subject to an overall annual limitation of approximately $2.7 million for NOL's. The Company also has available general business tax credit carryforwards of approximately $0.5 million which will expire in 2001.

7. Income Taxes, Continued

Components of the net deferred income tax asset (liability) at December 31 are as follows:
	Reorganized Company	Predecessor Company
(Dollars in thousands)	2000	1999

Current deferred income taxes:
Accrued expenses, reserves and other	$ 3,504	$ 2,060
Prepaid tires	-	3,211
Valuation allowance	(3,504)	(5,271)
	-	-

Non-current deferred income taxes:
Net operating loss and tax credit carryforwards	28,136	21,884
Insurance reserves, long term	2,594	2,776
Depreciation and capital leases	(9,998)	(21,575)
Intangibles	3,539	1,043
Valuation allowance	(24,271)	(4,128)
	-	-

Net deferred tax asset (liability)	$ -	$ -

SFAS 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company determined that a full valuation allowance against the net deferred tax asset should be recorded. The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $27,775,000 and $9,399,000. The net change in the total valuation allowance in 2000 was an increase of $18,376,000.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate with the differences summarized below:
	Reorganized Company	Predecessor Company
(Dollars in thousands)	2000	2000	1999	1998

Federal statutory income tax rate of 34%	$ (4,710)	697	(6,179)	(2,847)
Gain on discharge of indebtedness		(14,512)
Valuation allowance adjustments	4,577	13,799	4,895	3,926
Nondeductible travel and entertainment	75	9	88	77
Fines and penalties	41	5	60	65
Amortization and other	17	2	1,060	111
Prior year state income tax deficiencies	-	-	65	92
State income taxes, net of federal tax benefit	-	-	11	51
Income tax expense	$ -	-	-	1,475

State taxes paid in cash amounted to approximately $65,000 and $92,000 in 1999 and 1998, respectively. There were no income taxes paid in 2000.

8. Stock Option Plan and Warrants

On February 15, 2000, in connection with the consummation of the Plan of Reorganization, all previously outstanding stock options, stock grants and warrants were extinguished and cancelled. A new stock option plan was issued which the Company's employees and consultants may be granted options to purchase up to 200,000 shares of Company common stock at not less than 100% of the market price on the day the option is granted. The term of the options granted may not exceed 10 years. Notwithstanding the above, the exercise price of options issued in connection with the Company's emergence from bankruptcy were issued at prices ranging from $10 to $12 per share. The Company has 268,600 stock options outstanding at December 31, 2000. However, the stock option plan only authorizes 200,000 stock options and will need to be amended to satisfy the options that have been granted.

The Predecessor Company had a stock option plan under which the Company's officers, directors and key employees may be granted options to purchase up to 725,000 shares of Company old common stock at not less than 100% of the market price on the day the option is granted. These options vested ratably over 3 years. The term of the options granted to either officers or key employees or directors did not exceed 10 years and 5 years, respectively.

Stock option activities during the periods indicated are as follows:
		Weighted
		Average
		Exercise	Number of
	Number of	Per	Shares
	Shares	Share	Exercisable
Predecessor Company:
Balance at December 31, 1997	319,500.00	6.45	258,694
Forfeited / Expired	(163,000.00)	6.50
Granted	-	-
Balance at December 31, 1998	156,500.00	6.40	154,278
Forfeited / Expired	(25,000.00)	6.50
Granted	-	-
Balance at December 31, 1999	131,500.00	6.39	128,722
Cancelled on February 15, 2000	(131,500.00)	6.39
Balance at February 15, 2000	-		-

Reorganized Company:
Granted on February 16, 2000	200,000	10.75	100,000
Forfeited / Expired	(31,400)	10.75
Granted	100,000	1.00	33,333
Balance at December 31, 2000	268,600

At December 31, 2000, the weighted-average price and remaining contractual life of total outstanding options were $7.125 and 9.1 years, respectively. Outstanding options vest ratably over a period of 2 years. The weighted average exercise price of the vested options at December 31, 2000 was $7.45.

8. Stock Option Plan and Warrants, Continued

The Company applies APB Opinion No. 25 in accounting for its stock options, and accordingly no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) earnings would have been adjusted to the pro forma amounts indicated below:
	Reorganized Company	Predecessor Company
	Ten and one half months ended December 31,	One and one half months ended February 15,	Year ended December 31,	Year ended December 31,
(In thousands, except per share amounts)	2000	2000	1999	1998

Net (loss) earnings
As reported	$ (13,853)	$ 2,050	$ (18,447)	$ (7,445)
Pro forma	(13,950)	2,046	(18,478)	(7,542)

Basic and diluted (loss) earnings per share
As reported	$ (6.93)	$ 0.36	$ (3.24)	$ (1.30)
Pro forma	(6.98)	0.36	(3.24)	(1.32)

The above pro forma schedule reflects options only granted from 1998 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) earnings accounts presented above because compensation cost is reflected over the options' vesting period of 3 years for 1998 and 1999 and the vesting period of 2 years for 2000.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected volatility of 108%; risk free interest rate ranging from 5.7% to 6.5%; expected life of approximately 10 years; and, a no dividend yield assumption. For 1999 and 1998 the assumptions were as follows: expected volatility of 67%; risk free interest rate of 5.0%; expected life of 5 years; and, a no dividend yield assumption. The per share weighted-average fair value of stock options granted during 2000 was $0.37. There were no options granted in 1999 or 1998.

9. Employee Benefit Plan

The Company sponsors a tax-qualified defined contribution plan under Section 401(a) of the Internal Revenue Code covering all full-time employees who have completed one year of service as of a quarterly enrollment date. This Profit Sharing Plan includes a "401(k)" arrangement pursuant to which participants may contribute, subject to certain Code limitations, a percentage of their salary on a "pre-tax" basis. The Company contributes a matching contribution with respect to the contributions made by participants at a rate determined by the Board of Directors of the Company each year. The Company may also make an additional contribution to the Profit Sharing Plan each year at the discretion of the Board of Directors. The Company's 401(k) matching contributions were approximately $177,000 for the Reorganized Company in 2000 and the Predecessor Company had contributions of approximately $25,000, $209,000 and $259,000 in 2000, 1999 and 1998, respectively.

10. Commitments and Contingent Liabilities

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

The Company is a party to certain legal proceedings incidental to its business, primarily involving claims for bodily injury or property damage arising from the transportation of freight. The Company does not believe that these legal proceedings, or any other claims or threatened claims of which it is aware, are likely to materially and adversely affect the Company's financial condition, results of operations and cash flows. With regard to personal injury, property damage, workers'

10. Commitments and Contingent Liabilities, Continued

compensation claims, and cargo claims, the Company is and has been covered by insurance. Such matters may include claims for punitive damages, which in some jurisdictions, may not be covered by insurance.

In addition to matters referred to above, the Company is a party to certain additional lawsuits, none of which is believed to involve a significant risk of materially and adversely affecting the Company's financial condition, results of operations and cash flows.

Insurance

The primary risk areas in the Company's businesses are liability for bodily injury and property damage, workers' compensation, and cargo loss and damage. In November 2000, the Company began a deductible for bodily injury and property damage of $500,000 per occurrence. Prior to November 2000, the Company maintained a first dollar premium-based insurance program against liability for bodily injury and property damage and was not subject to deductibles. Prior to November 1999, the Company maintained liability insurance for bodily injury and property damage, with a deductible for bodily injury and property damage of $500,000 per occurrence plus the satisfaction of an additional $750,000 deductible per year for claims which exceed $500,000. The Company is a qualified workers' compensation self-insurer in the State of Missouri where most of its drivers are domiciled, with losses in excess of $500,000 insured by an excess workers' compensation policy. In all other states statutory workers' compensation insurance is maintained with a deductible of

10. Commitments and Contingent Liabilities, Continued

$500,000 loss limit per occurrence to the Company. The Company has issued standby letters of credit in the amount of $9.3 million and collateralized an additional $2.5 million in the form of restricted deposits at December 31, 2000, to collateralize its self-insured loss claims for bodily injury and property damage for deductible insurance programs.

The Company also self-insures as to damage or loss to the property and equipment it owns or leases, subject to insurance coverage maintained in the event of a catastrophic loss in excess of $50,000 for property and $100,000 for equipment. Certain shipments transported by the Company are very valuable. The Company currently maintains cargo loss and damage insurance with a current deductible of $250,000 per occurrence. In addition to following Department of Transportation ("DOT") regulations requiring random drug testing and post-accident drug testing, the Company rigorously enforces its accident and incident reporting and follow-up standards.

11. Financial Instruments and Credit Risk Concentration

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

The estimated fair values of cash and cash equivalents, notes receivable, and accrued interest approximate their carrying amounts. The estimated fair values and carrying amounts of long-term debt borrowings were as follows (dollars in thousands):
	Reorganized Company	Predecessor Company
	2000	1999

Fair Value	$ 97,240	$ 103,607
Carrying Amount	$ 109,641	$ 159,837

The fair value of the foregoing financial instruments were primarily determined from quoted market prices and discounted cash flows using an estimated fair market value interest/discount rate.

11. Financial Instruments and Credit Risk Concentration, Continued

Major Customers

Operating revenues derived from U.S. Governmental Agencies were approximately $5.0 million for the Predecessor Company and $34.7 million for the Reorganized Company in 2000, $40.7 million and $43.9 million for the years ended December 31, 1999 and 1998, respectively, which represents 15 percent for the Predecessor Company and 14 percent for the Reorganized Company of total operating revenues for 2000, 15 percent and 15 percent of total operating revenues for 1999 and 1998, respectively. There was no other single customer that exceeded 5 percent of operating revenues during these periods.

12. Extraordinary items

During 1998 the Company retired, at a discount, $9.5 million of the 10.75% senior subordinated debentures due in 2000. The transactions resulted in an extraordinary gain of $1.6 million ($.28 per share), net of income tax of $0.8 million. See Note 4 - Fresh Start Reporting, relating to extraordinary gain on discharge of indebtedness in 2000.

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

The accounting policies of the operating segments are the same as those described in Note 1 of the Notes to the Company's Consolidated Financial Statements. Intersegment revenues primarily consist of loads brokered from the Heavy Haul segment to the Secured Materials segment. Such services are priced at approximately the same basis as services to external customers. Certain administrative and other costs are allocated among the segments utilizing various allocation factors that include revenues, number of loads and tractors, and other estimates. The Company evaluates the performance of its operating segments based on operating income which is defined as income before income taxes, non-operating items and interest income and expense. A summary of segment information is presented below (in thousands):

13. Segment and Related Information, Continued
	Reorganized Company	Predecessor Company
	December 31,	February 15,	December 31,
Operating Revenue	2000	2000	1999	1998

Heavy Haul	$ 173,683	$ 22,108	$ 188,866	$ 203,172
Secured	66,219	9,315	83,683	92,113
Logistics	18,063	2,387	13,905	7,178
Sub-total:	257,965	33,810	286,454	302,463
Intersegment eliminations	(9,189)	(1,201)	(11,808)	(10,832)
Consolidated	$ 248,776	$ 32,609	$ 274,646	$ 291,631

Operating Income

Heavy Haul	$ (4,461)	$ (590)	$ (2,402)	$ 6,254
Secured	836	197	1,652	458
Logistics	419	135	315	314
Sub-total:	(3,206)	(258)	(435)	7,026
Restructuring charge	(355)	-	(800)	(752)
Consolidated	$ (3,561)	$ (258)	$ (1,235)	$ 6,274

Interest expense, net	(8,664)	(686)	(11,845)	(13,944)
Other expense, net	(1,628)	(38)	(950)	(704)
Reorganization items	-	-	(1,183)	-
Financial restructuring costs	-	(200)	(2,960)	-
Loss on adjustment of assets to fair market value	-	(39,450)	-	-
Loss before income taxes and extraordinary items and cumulative effect of change in accounting methods	$ (13,853)	$ (40,632)	$ (18,173)	$ (8,374)

	Reorganized Company	Predecessor Company
	December 31,	December 31,
Total Assets	2000	1999	1998
Heavy Haul	$ 100,841	$ 130,568	$ 139,259
Secured	53,301	68,439	71,811
Logistics	4,148	3,731	2,175
Consolidated	$ 158,290	$ 202,738	$ 213,245

Independent Auditors' Report

To the Board of Directors and Stockholders of
Trism, Inc.
Kennesaw, Georgia

We have audited the accompanying consolidated balance sheet of Trism, Inc. and its subsidiaries as of December 31, 2000 (Reorganized Company balance sheet), and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from February 16, 2000 to December 31, 2000 (Reorganized Company operations) and the period from January 1, 2000 to February 15, 2000 (Predecessor Company operations). Our audit also included the financial statement schedule listed in the Index at Item 14 for the periods referred to above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, on December 9, 1999, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on February 15, 2000. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting for Entities in Reorganization Under the Bankruptcy Code, for the Reorganized Company as a new entity, with assets, liabilities, and a capital structure having carrying values not comparable with prior periods, as described in Note 4.

In our opinion, the Reorganized Company consolidated financial statements present fairly, in all material respects, the financial position of Trism, Inc. and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the period from February 16, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period from January 1, 2000 to February 15, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic 2000 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that Trism, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 1, the Company is (1) experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations; (2) not in compliance with certain covenants of its revolving credit facility, senior subordinated notes, and equipment debt agreements; and (3) sustaining recurring losses from operations. Such conditions raise substantial doubt about their ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 9, 2001 (April 27, 2001 as to Note 6)

Report of Independent Accountants

To the Board of Directors and Stockholders of
TRISM, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of TRISM, Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As explained in Note 2 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for the measurement of tires-in-service.

As discussed in Note 4, on September 16, 1999, the Company filed a petition with the United States Bankruptcy Court for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's reorganization plan was substantially consummated on February 15, 2000 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted "fresh start reporting" whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of February 15, 2000.

PRICEWATERHOUSE COOPERS LLP

/s/ Pricewaterhouse Coopers LLP

Atlanta, Georgia
March 3, 2000

Supplementary Data - Quarterly financial data (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)
Reorganized Company
2000:
Revenues	$ 36,899	74,692	72,525	64,660
Operating income (loss)	1,196	1,993	434	(7,184)
Net income (loss)	29	(348)	(1,951)	(11,583)
Earnings (loss) per share	0.01	(0.17)	(0.98)	(5.79)
Number of shares used in computation of earnings (loss) per common share	2,000	2,000	2,000	2,000

Predecessor Company
2000:
Revenues	$ 32,609
Operating loss	(258)
Net income	2,050
Earnings per share	0.36
Number of shares used in computation of earnings per common share	5,702

1999:
Revenues	$ 68,630	72,171	69,606	64,239
Operating income (loss)	172	1,190	225	(2,822)
Income (loss) before cumulative effect of accounting change	(3,620)	(2,729)	(5,571)	(6,253)
Net income (loss)	(3,894)	(2,729)	(5,571)	(6,253)
Earnings (loss) per share before cumulative effect of accounting change	(0.63)	(0.48)	(0.98)	(1.10)
Earnings (loss) per share	(0.68)	(0.48)	(0.98)	(1.10)
Number of shares used in computation of earnings (loss) per common share	5,702	5,702	5,702	5,702

For the first quarter 2000, operations of the Predecessor Company ended on February 15, 2000, while operations for the Reorganized Company began on February 16, 2000. Due to the reorganization and implementation of fresh start reporting (see Note 4), consolidated financial statements for the new Reorganized Company (period starting February 16, 2000) are not comparable to those of the Predecessor Company. The Reorganized Company relates to all operations post-emergence from bankruptcy and the Predecessor Company relates to all operations pre-emergence from bankruptcy. A black line has been drawn to distinguish between the Reorganized Company and the Predecessor Company.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Directors of Trism, Inc. ("Trism"), on the recommendation of the Audit Committee, authorized the President and CEO and the Executive Vice President and CFO to engage Deloitte & Touche LLP as Trism's independent auditors to audit its consolidated financial statements for the year ending December 31, 2000. This appointment, which was effective October 6, 2000, represents a change in outside auditors from PricewaterhouseCoopers LLP to Deloitte & Touche LLP.

The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years ended December 31, 1999 and 1998 contained no adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the two-year period ended December 31, 1999 and thereafter through October 6, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Trism provided PricewaterhouseCoopers LLP with a copy of this disclosure. PricewaterhouseCoopers LLP furnished a letter addressed to the SEC stating that PricewaterhouseCoopers LLP agrees with the above statements.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Board of Directors

In connection with the financial reorganization of the Company effective February 15, 2000, all prior members of the Board of Directors were replaced, except Edward L. McCormick who continued on the new Board of Directors until his resignation effective October 18, 2000. Thomas P. Krasner was elected Chairman of the Board, replacing Mr. McCormick, on October 18, 2000. Mr. Krasner was appointed President and Chief Executive Officer of the Company on January 25, 2001. The following provides information about Mr. McCormick and each of the four other members of the Board of Directors effective December 31, 2000, including data on the public companies and other selected entities for which each also serves as a Director. All of the Board members were elected by the "new" shareholders of the Company in connection with the confirmation of the Company's Plan of Reorganization effective February 15, 2000. Randall G. Kominsky resigned as a director effective February 15, 2001 and as a result, the Board now consists of three directors.

Edward L. McCormick, age 65, joined the Company in September 1997 as the Executive Vice President of Sales and Markets and had been President since February 1998. He had been Chief Executive Officer and a Director of the company since May 1998, and Chairman of the Board from February 15, 2000 until his resignation on October 18, 2000. For more than five years prior to September 1997 he was President and Chief Executive Officer of Management Action Process, Inc. a management development and business consulting firm.

John S. Albanese, age 49, has been a director of the Company since February 15, 2000. He has been Senior Counsel at Washington Headquarters Services, a Department of Defense Field Operating Activity at the Pentagon, for more than the prior five years. Mr. Albanese is a member of the Board of Directors at Prospect Street High Income Portfolio, a mutual fund whose shares are traded on the New York Stock Exchange (PHY).

Randall G. Kominsky, age 46, served as a director of the Company from February 15, 2000 until his resignation on February 15, 2001. He has been the President of Alliance for Financial Growth, Inc., a privately owned financial and operating consulting firm, since January 1996. Prior to joining Alliance, Mr. Kominsky was a Principal with Coopers & Lybrand LLP ( a predecessor to PricewaterhouseCoopers LLP). Mr. Kominsky resigned from the Board effective February 15, 2001.

Thomas P. Krasner, age 39, has been a director of the Company since February 15, 2000. He has been an Executive Vice President of Harch Capital Management, a high yield money management firm, since March 1999. He was a Principal and Portfolio Manager from February 1998 until March 1999 and before that a Portfolio Manager with Riverside Capital Advisors, Inc., a high yield money management firm. Prior to his tenure with Riverside, he was with John Alden Asset Management Company, the investment arm of a life insurance company, since September 1985, as an Investment Analyst.  On October 18, 2000 he was elected Chairman of the Board.  On January 25, 2001 he was appointed President and Chief Executive Officer of the Company.

Dana L. Manner, age 39, has been a director of the Company since February 15, 2000. He has been a Manager-Financial Planning with Ryder System, Inc. - Ryder Transportation Services, a Transportation Holding Company since April 1999 and, prior to that, a Financial Consultant - Corporate Planning for Ryder, since August, 1996. Prior to his tenure with Ryder, he was a Senior Financial Strategist - Structured Investments (May 1995 to August 1996) with Meridian Bank - Meridian Capital Markets, a Commercial Bank and, prior to May 1995, a Financial Strategist with Meridian.

Compensation of Directors

For 2000, each member of the Board of Directors who was not an officer or employee of the Company was compensated as follows: an annual fee of $10,000 payable $2,500 per quarter in arrears, a per meeting fee for physical attendance at board meetings of $2,500, a per meeting fee for telephonic attendance at board meetings of $1,000, a per meeting fee for physical or telephonic attendance at Committee meetings of $1,000, exclusive of a Committee Chairman, and a per meeting fee for physical or telephonic attendance at committee meetings for the Committee Chairman of $2,000. In addition, the Board of Directors is reimbursed for all incurred out of pocket expenses.

ITEM 10. Directors and Executive Officers of the Registrant, Continued

Committees

The standing committees of the Board of Directors are the Audit Committee, Compensation Committee and Nominating Committee.

The Audit Committee reviews the internal and external audit policies and procedures of the Company. It also reviews the Company's internal controls, oversees the external auditors of the Company (recommending annually the selection of the Company's external auditors), and reviews the Company's litigation, claims and contingencies. Its 2001 members are Thomas P. Krasner and Dana L. Manner. Randall G. Kominsky was a member of the Audit Committee until his resignation from the Board effective February 15, 2001. The Audit Committee approved an Audit Committee Charter on September 21, 2000, which was approved by the full Board of Directors at a meeting on the same date.

The Compensation Committee oversees organizational, personnel, compensation and benefits policies and practices of the Company. It reviews and recommends to the Board of Directors the compensation of the executive officers. The Compensation Committee administers the Company's Stock Option Plan. Its 2001 members are Thomas P. Krasner, John S. Albanese and Dana L. Manner.

The Nominating Committee is responsible for recommending nominees to the Board of Directors. The Nominating Committee does not consider nominees recommended by stockholders. The 2001 member is John S. Albanese.

Meetings of Directors

In calendar year 2000, the Board of Directors held sixteen meetings. Each of the then current Directors of the Company attended at least 75% of the aggregate meetings held by the Board of Directors and by the committees on which each Director served. The Audit Committee of the Board met five times in 2000. The Compensation Committee of the Board met one time in 2000. The Nominating Committee of the Board did not meet in 2000.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth the total compensation paid or accrued by the Company for services rendered during the years ended December 31, 2000, 1999 and 1998 to the President and Chief Executive Officer of the Company, the former President and Chief Executive Officer, and the five executive officers of the Company whose total cash compensation for the year ended December 31, 2000 was the greatest (the "Named Executive Officers").

Item 11. Executive Compensation, Continued

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#)	All Other Compensation ($)
Thomas P. Krasner (1) President and Chief Executive Officer	2000 1999 1998	--- --- ---	--- --- ---	--- --- ---	21,250 (2) --- ---
Edward L. McCormick (1) Former President and Chief Executive Officer	2000 1999 1998	206,731 225,000 209,375	--- --- 1,444	30,000 (13) ---- ----	82,561 (3) 1,525 (4) 49,788 (5)
J. Barry Moody Executive Vice President, Operations	2000 1999 1998	174,437 164,280 57,916	--- --- ---	28,000 (13) ---- ----	27,746 (6) 8,698 (7) 16,510 (8)
Glenn M. Kavanagh Senior Vice President, Marketing	2000 1999 1998	170,000 148,748 144,832	--- --- 39,697	20,000 (13) --- ----	23,451 (9) --- ---
Ralph S. Nelson Senior Vice President, General Counsel and Secretary	2000 1999 1998	164,500 158,500 153,000	--- --- 1,317	24,000 (13) --- ----	16,693 (10) 1,000 (4) 1,075 (4)
Walter E. Prince Senior Vice President, Maintenance	2000 1999 1998	163,788 152,295 150,000	--- --- 1,317	20,000 (13) --- ----	15,588 (11) 1,525 (4) 1,500 (4)
James G. Overley (1) Former Executive Vice President, Chief Financial Officer and Treasurer	2000 1999 1998	145,750 158,500 153,000	--- --- ---	--- --- ---	10,461 (12) 1,415 (4) 1,000 (4)

  Mr. McCormick left the Company as President an Chief Executive Officer effective October 18, 2000. Mr. Krasner was appointed President and Chief Executive Officer on January 25, 2001. Mr. Overley resigned as Executive Vice President, Chief Financial Officer and Treasurer effective October 26, 2000.
  Amount shown represents board fees earned prior to his election as and President and Chief Executive Officer.
  Amount shown represents contributions by the Company to the 401(k) Plan ($1,748), Company provided life insurance ($12,971), vacation pay on termination ($19,231) and payments made pursuant to a severance agreement ($48,611).
  Amounts shown represent contributions by the Company to the Trism 401(k) Plan on behalf of such officer.
  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($49,206) and contribution by the Company to the 401(k) Plan ($582).
  Amount shown represents contributions by the Company to the 401(k) Plan ($1,537), Company car expense ($10,111), relocation expense in connection with commencing employment ($11,618) and Company provided life insurance ($4,480).
  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($643), Company car expense ($7,412) and the Company's contribution to the Trism 401(k) Plan ($643).
  Amount shown represents reimbursement for relocation expense in connection with commencing employment ($14,302) and Company car expense ($2,208).
  Amount shown represents contributions by the Company to Company car expense ($10,555), relocation expense in connection with commencing employment ($9,134) and Company provided life insurance ($3,762).
  Amount shown represents contributions by the Company to the 401(k) Plan ($1,050), Company car expense ($9,323) and Company provided life insurance ($6,320).
  Amount shown represents contributions by the Company to the 401(k) Plan ($1,637), Company car expense ($9,221) and Company provided life insurance ($4,730).
  Amount shown represents contributions by the Company to the 401(k) Plan ($1,470), Company car expense ($7,456) and Company provided life insurance ($1,535).
  Amount shown represents options granted on February 15, 2000, and still current, to purchase shares of the new Common Stock of the Company.

Item 11. Executive Compensation, Continued

The Company has entered into Employment Agreements with Messrs. Kavanagh, Moody, Nelson, and Prince which provide, in pertinent part, for the continuation of their respective employment for a period of twelve months in the event they are terminated or their respective position is downgraded without cause, or in certain Change of Control events.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

On February 15, 2000, in connection with the consummation of the Plan, the outstanding old stock options, stock grants and warrants were extinguished and cancelled. A new stock option plan was adopted which granted management, subject to certain conditions and the passage of time, the option to acquire up to 10% of the outstanding new common stock.

The following table shows as of December 31, 2000 the beneficial ownership of Common Stock with respect to (i) each Director and nominee for Director, (ii) each executive officer named in the Summary Compensation Table, and (iii) all executive officers and Directors as a group, and (iv) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock.
Name	Amount and Nature of Beneficial Ownership	Percent of Class

Edward L. McCormick (1)	30,096	*
John S. Albanese	--	--
Thomas P. Krasner	--	--
Glenn M. Kavanagh	15,000	*
Dana L. Manner	1,000	*
J. Barry Moody (2)	21,000	*
Ralph S. Nelson (3)	18,000	*
James G. Overley	100	*
Walter E. Prince (4)	15,000	*
Merrill Lynch & Co., Inc.(5)	564,492(6)	28.22
Alpine Associates (7)	138,682	6.9
Prudential Insurance Co of America (8)	110,171	5.51
All executive officers and Directors as a group (9 persons)	100,196	4.77

*less than one percent (1%)

  Includes 30,000 shares which may be acquired upon the exercise of vested options as of December 31, 2000.
  Includes 14,000 shares which may be acquired upon the exercise of vested options as of December 31, 2000.
  Includes 12,000 shares which may be acquired upon the exercise of vested options as of December 31, 2000.
  Includes 10,000 shares which may be acquired upon the exercise of vested options as of December 31, 2000.
  Merrill Lynch & Co., Inc. ("ML&Co.") is a parent holding company. The Merrill Lynch Asset Management Group ("AMG") is an operating division of ML&Co. consisting of ML&Co.'s indirectly owned asset management subsidiaries.
  Includes shares of Common Stock held by certain of ML&Co.'s indirectly owned asset management subsidiaries.
  Based upon information obtained from a Schedule 13D filed with the Securities and Exchange Commission on or about March 9, 2000. The Schedule 13D was filed by Alpine Associates, a limited partnership and Alpine Partners, L.P. The principal business address of Alpine Associates and Alpine Partners, L.P. is 100 Union Avenue, Cresskill, New Jersey 07626.
  Based upon information obtained from a Schedule 13G filed with the Securities and Exchange Commission on or about February 5, 2001. The Schedule 13G was filed by Prudential Insurance Co. of America. The principal business address of Prudential Insurance Co. of America is 751 Broad Street, Newark, NJ 07102.

ITEM 13. Certain Relationships and Related Transactions

NONE

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, cash flows and financial statement schedule for the period from February 16, 2000 to December 31, 2000 (Reorganized Company operations) and the period from January 1, 2000 to February 15, 2000 and for the years ended December 31, 1999 and 1998 (Predecessor Company operations) are filed as part of this report:

(1) Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Independent Auditors' Report

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules for the Company are omitted because they are not required or not applicable. The required information is included in the financial statements or notes thereto.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Continued

Exhibit Index

      The following exhibits are filed as part of this report.

Exhibit
Number	Description
3.1	Certificate of Incorporation of TRISM, Inc., as amended and restated on February 15, 2000	(1)
3.2	By-laws of TRISM, Inc., as amended and restated on February 15, 2000	(1)
4.1	Form of Indenture	(1)
4.2	Registration Rights Agreement	(1)
4.3	Exhibit 4 to the Company's current report on Form 8-K dated April 27, 2001 which is the Rights Agreement by and between the Company and Continental Stock Transfer & Trust Company dated as of April 27, 2001 is hereby incorporated by reference as Exhibit 4.3
10.1	Revolving Credit Facility with CIT	(1)
10.2	Stock Option Plan	(1)
10.3	Management Incentive Plan	(1)
10.4	Employment Agreement with Edward L. McCormick	(1)
10.5	Employment Agreement with James G. Overley	(1)
10.6	Employment Agreement with J. Barry Moody	(1)
10.7	Employment Agreement with Ralph S. Nelson	(1)
10.8	Employment Agreement with Walter E. Prince	(1)
10.9	Employment Agreement with Glenn Kavanagh	(1)
10.10	Cash Incentive Agreement with Edward L. McCormick	(1)
10.11	Cash Incentive Agreement with James G. Overley	(1)
10.12	Cash Incentive Agreement with J. Barry Moody	(1)
10.13	Cash Incentive Agreement with Ralph S. Nelson	(1)
10.14	Cash Incentive Agreement with Walter E. Prince	(1)
10.15	Cash Incentive Agreement with Glenn Kavanagh	(1)
10.16	First Amendment to the Revolving Credit Facility with CIT	(2)
10.17	Forbearance Agreement on Revolving Credit Facility with CIT
10.18	1st Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.19	2nd Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.20	3rd Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.21	4th Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.22	5th Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.23	6th Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.24	7th Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
10.25	8th Amendment to Forbearance Agreement on Revolving Credit Facility with CIT
18.1	Letter from Independent Accountants on Change in Accounting Principle	(1)
21.1	Subsidiaries
23.1	Consent of DELOITTE & TOUCHE LLP
23.2	Consent of PRICEWATERHOUSE COOPERS LLP

(1) Exhibits 3.1 through 10.15 and 18.1 are incorporated by reference to the Company's Form 10-K for the year ended December 31, 1999.

(2) Exhibit 10.16 is incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000.

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, Continued

Reports on Form 8-K

During the fourth quarter of 2000, there were two reports filed on Form 8-K.

  Changes in Registrant's Certifying Accountant - Filed on October 13, 2000

  The Board of Directors of Trism, Inc. ("Trism"), on the recommendation of the Audit Committee, authorized the President and CEO and the Executive Vice President and CFO to engage Deloitte & Touche LLP as Trism's independent auditors to audit its consolidated financial statements for the year ending December 31, 2000. This appointment, which was effective October 6, 2000, represents a change in outside auditors from PricewaterhouseCoopers LLP to Deloitte & Touche LLP.

  Other Events - Filed on October 31, 2000

The Company announced on October 19, 2000 that Edward L. McCormick has resigned as the Chairman of the Board, President and Chief Executive Officer of the Company to pursue other interests.

The Board has engaged Kirkland Messina, Inc., a Los Angeles based financial advisory firm, to provide interim management assistance and advice while the Board seeks a replacement for Mr. McCormick. Mr. Thomas P. Krasner, a Director of the Company, has been appointed Chairman of the Board.

Unrelated to the foregoing matters, the Company said that James G. Overley has resigned as Executive Vice President, Treasurer and Chief Financial Officer of the Company, effective October 26, 2000, in order to accept the position of Senior Vice President and Chief Financial Officer of Transit Group, Inc. The Company has begun the search for a replacement for Mr.Overley.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRISM, INC.
s/Thomas P. Krasner
Thomas P. Krasner
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on May 1, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/Thomas P. Krasner	Chairman, President and Chief
Thomas P. Krasner	Executive Officer

/s/John S. Albanese	Director
John S. Albanese

/s/Dana L. Manner	Director
Dana L. Manner

SCHEDULE II

TRISM, INC.
VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		ADDITIONS
		(1)	(2)

			CHARGED TO OTHER
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD

Reorganized Company
February 16 through December 31, 2000:
Allowance for doubtful	$ 895,991	1,186,436	-	455,053	(a)	1,627,374
accounts

Predecessor Company
January 1 through Febuary 15, 2000:
Allowance for doubtful	$ 1,043,069	176,348	-	323,426	(a)	895,991
accounts

For period ended December 31, 1999:
Allowance for doubtful
accounts	$ 1,063,458	1,010,688	-	1,031,077	(a)	1,043,069

For period ended December 31, 1998:
Allowance for doubtful
accounts	$ 2,069,718	879,055	-	1,885,315	(a)	1,063,458

(a) Represents net write-offs of uncollectible accounts.