Form 10-Q
period 2001-03-31
TRISM INC /DE/
filed 2001-05-22
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _____________________

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

[ X ] Yes         [   ] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[ X ] Yes         [   ] No

As of May 21, 2001, 2,000,000 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

TRISM, INC.
TABLE OF CONTENTS
	ITEM		PAGE

Part I	FINANCIAL INFORMATION

	Item 1.	Financial Statements	3
	Item 2.	Management's Discussion and Analysis of	12
		Financial Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Part II	OTHER INFORMATION

	Item 3.	Default upon Senior Securities	16
	Item 6.	Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

TRISM, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 339	$ 194
Restricted cash and insurance deposits	3,546	2,500
Accounts receivable, net of allowance for doubtful accounts
of $1,974 and $1,627 for 2001 and 2000, respectively	34,149	36,002
Other accounts receivable	570	622
Total accounts receivable	34,719	36,624
Materials and supplies	682	850
Prepaid insurance	5,536	7,942
Other prepaid expenses	3,050	3,716
Total current assets	47,872	51,826

Property and equipment, at cost	116,557	117,040
Less: accumulated depreciation and amortization	(16,226)	(12,315)
Net property and equipment	100,331	104,725

Other assets, net	1,911	1,739

Total assets	$ 150,114	$ 158,290
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,017	$ 15,831
Bank overdraft	861	1,261
Accrued expenses and insurance reserves	17,074	18,330
Current maturities of long-term debt:
Principal payments on equipment debt	12,289	14,222
Residual obligations on equipment debt	8,728	4,975
Long term debt classified as current:
Revolving credit facility	26,497	25,440
Equipment debt	29,887	35,004
Senior subordinated notes	30,000	30,000
Total current liabilities	141,353	145,063

Insurance reserves	7,091	7,080
Total liabilities	148,444	152,143

Stockholders' equity:
Common stock; $.01 par value; 5,000 shares authorized;
2,000 shares issued	20	20
Additional paid-in capital	19,980	19,980
Accumulated deficit	(18,330)	(13,853)
Total stockholders' equity	1,670	6,147

Total liabilities and stockholders' equity	$ 150,114	$ 158,290
	===========	===========

See notes to consolidated financial statements.

ITEM 1. Financial Statements
TRISM, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts, unaudited)

			Predecessor
	Reorganized Company		Company

	Three	One and one half	One and one half
	Months Ended	Months Ended	Months Ended
	March 31, 2001	March 31, 2000	February 15, 2000
Revenues	$ 62,995	$ 36,899	$ 32,609

Operating expenses:
Salaries, wages and fringe benefits	21,549	11,766	11,146
Operating supplies and expenses	10,238	5,542	5,209
Brokerage carrier expense	7,451	4,270	3,679
Contractor equipment	7,442	4,938	3,436
Operating taxes and licenses	5,286	2,974	2,700
Claims and insurance	4,226	1,471	1,417
Depreciation and amortization	4,056	1,748	2,243
General supplies and expenses	3,124	1,531	1,485
Communications and utilities	1,097	598	555
Revenue equipment rents	213	869	994
(Gain) loss on disposition of assets	(83)	(4)	3
Total operating expenses	64,599	35,703	32,867

Operating income (loss)	(1,604)	1,196	(258)

Interest expense, net	2,666	1,087	686
Other expense, net	206	80	38
Reorganization items:
Financial restructuring costs	-	-	200
Loss on adjustment of assets to
fair market value	-	-	39,450

Income (loss) before extraordinary item	(4,476)	29	(40,632)

Extraordinary item, gain on extinguishment
of debt	-	-	42,682

Net income (loss)	$ (4,476)	$ 29	$ 2,050
	==========	==========	==========
Basic and diluted earnings (loss) per share
Income (loss) before extraordinary item	$ (2.24)	$ 0.01	$ (7.13)
Extraordinary item	-	-	7.49
Net income (loss)	$ (2.24)	$ 0.01	$ 0.36
	==========	==========	==========
Weighted average number of shares used in
computation of basic and diluted earnings
(loss) per share	2,000	2,000	5,702
	==========	==========	==========

See notes to consolidated financial statements.

ITEM 1. Financial Statements
TRISM, Inc.
Consolidated Statements of Cash Flows
(In thousands, unaudited)
			Predecessor
	Reorganized Company		Company

	Three	One and one half	One and one half
	Months Ended	Months Ended	Months Ended
	March 31, 2001	March 31, 2000	February 15, 2000
Cash flows from operating activities:
Net income (loss)	$ (4,476)	$ 29	$ 2,050
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	4,056	1,748	2,243
Amortization of deferred financing costs	75	37	-
Loss (gain) on disposition of assets	(83)	(4)	3
Provision for losses on accounts receivable	412	95	176
Changes in assets and liabilities:
Restricted cash and insurance deposits	(1,046)	-	-
Accounts receivable	1,493	(3,364)	(666)
Materials and supplies	168	(170)	455
Prepaid expenses	3,072	810	2,625
Accrued expenses and insurance reserves	(1,245)	2,431	(3,370)
Accounts payable	186	(1,062)	1,165
Other	(247)	(80)	(137)
Net cash provided by operating activities before
reorganization items	2,365	470	4,544

Cash flows from operating activities relating to reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Extraordinary gain	-	-	(42,682)
Financial restructuring costs, net	-	(509)	162
Net cash provided by (used in) operating activities	2,365	(39)	1,474

Cash flows from investing activities:
Proceeds from sale of assets	1,220	7	522
Purchases of property and equipment	(442)	(193)	(223)

Net cash provided by (used in) investing activities	778	(186)	299

Cash flows from financing activities:
Net proceeds under revolving credit agreement	1,057	3,668	1,020
Repayment of long-term debt and capital lease obligations	(3,655)	(1,706)	(3,797)
(Decrease) increase in bank overdrafts	(400)	(67)	920
Payment of deferred financing costs	-	(1,950)	(82)
Net cash (used in) financing activities	(2,998)	(55)	(1,939)

Increase (decrease) in cash and cash equivalents	145	(280)	(166)
Cash and cash equivalents, beginning of period	194	2,080	2,246

Cash and cash equivalents, end of period	$ 339	$ 1,800	$ 2,080
	=========	=========	=========
Supplemental cash flow information:

Conversion of operating leases to installment debt	$ 358	$ 449	$ -
	=========	=========	=========

See notes to consolidated financial statements.

TRISM, Inc.
Notes to Consolidated Financial Statements

Financial Results and Liquidity

Trism, Inc. (the "Company"), has incurred net losses of $4.5 million, $11.8 million, $18.4 million and $7.4 million during the quarter ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. The Company had been faced with a variety of operating challenges, including, among others, escalating fuel costs, an increase in insurance costs, the ability to attract and retain qualified driving employees, and a reduced shipping demand given present domestic economic conditions. These factors have significantly impacted, and continue to significantly impact, the Company's liquidity.

The Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 (the "New Notes") and has not made its most recent interest payment relating to such notes, which was due March 15, 2001. Under the terms of the New Notes, the Company had a thirty-day grace period on this interest payment before the note holders can call the New Notes. The Company did not make the interest payment of $1.86 million on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. The total arrearage as of May 21, 2001 is $1.91 million, including interest at 13% on the past due amount. In addition, beginning in October 2000 the Company has also been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on June 4, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreement, however, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors, including the Company's ability to overcome the operational and liquidity issues discussed above. The Company's consolidated financial statements for the quarter ended March 31, 2001 and for the year ended December 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

The Company's near and long term operating strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company to compete under current market conditions. The Company has closed and reduced in size its network of terminal facilities throughout the United States and also reduced the number of non-driver employees. Sales and marketing efforts have been augmented by increasing the number of customer service personnel, increasing the number of outside sales personnel, and establishing an outbound telemarketing effort. Accounts receivable collection efforts have been expanded by the addition of collection personnel staff.

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

Notes to Consolidated Financial Statements, Continued

Financial Results and Liquidity, Continued

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

The 2000 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented in this Form 10-Q are condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the periods ended March 31, 2001 and 2000, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 2000 accounts to reflect classifications adopted in 2001.

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

Notes to Consolidated Financial Statements, Continued

Emergence from Bankruptcy, Continued

In connection with the exit from Chapter 11, the Company executed the Revolver, a new, three-year $42.5 million revolving credit facility. The Revolver provides for borrowings up to $42.5 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. If availability falls below $5 million, required covenants include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

Shareholder Rights Plan

On April 27, 2001, the Company's Board of Directors adopted a Shareholder Rights Plan designed to assure that all of the Company's securityholders are offered a full and fair price in the event a potential acquirer seeks to gain control of the Company and to protect securityholders from attempts to acquire effective control through open market and/or private purchases of common stock without paying a fair control premium to either selling or remaining stockholders. Under the terms of the Rights Plan, under certain circumstances the Rights will become exercisable if a person or group (other than those eligible to report such ownership on Schedule 13G) acquires beneficial ownership of 30% or more of the Company's outstanding common stock, in which case each Right not held by such person or group will enable the holder to purchase that number of shares of the Company's common stock having a market value at that time of two times the $1.50 exercise price of the Right. Details of the Rights Plan are described in the Company's Current Report on Form 8-K dated April 27, 2001 and a copy of the Rights Agreement establishing the Plan was filed as an Exhibit to such Current Report.

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

The Company's reorganization value of $135 million (the approximate fair value) was based upon the assumed total long-term debt (including capital lease and operating lease obligations) of $115 million and the estimated imputed equity value of the Reorganized Company at $20 million during the administration of the bankruptcy in 1999. These values were based on the consideration of many factors and various valuation methods, including discounted cash flows, selected publicly traded Company market multiples, selected acquisition transaction multiples and other applicable ratios and valuation techniques believed by the Company's management and its financial advisors to be representative of the Company's business and industry.

The reorganization of the Company resulted in a discharge of debt under the Tax Code. The discharge reduced outstanding net operating loss carryforwards on February 15, 2000. However, due to a change in control the remaining net operating loss carryforwards are subject to annual limitations in accordance with section 382 of the Tax Code.

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

Notes to Consolidated Financial Statements, Continued

Fresh Start Reporting, Continued

The Reorganization and the adoption of Fresh Start Reporting resulted in the following adjustments to the Company's consolidated balance sheet upon emergence from bankruptcy (in thousands):
	Predecessor Company	Reorganization and Fresh Start Adjustments				Reorganized Company
	February 15, 2000	Debit		Credit		February 16, 2000
ASSETS
Current Assets	$ 52,638	$ -		$ 917	(a) (b)	$ 51,721

Property, Plant & Equipment, net	127,114	-		21,880	(c)	105,234

Other Long-term Assets, net	18,765	1,500	(e)	17,459	(d)	2,806

Total Assets	$ 198,517	$ 1,500		$40,256		$ 159,761
	=========	=======		======		=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	$ 57,050	$ 7,758	(a)	$ 1,500	(e)	$ 50,792

Long-term Debt	138,238	86,230	(a)	30,000	(f)	82,008

Other Long-term Liabilities	6,961	-		-		6,961

Total Liabilities	202,249	93,988		31,500		139,761

Stockholders' Equity	(3,732)	37,302	(g)	61,034	(h) (i)	20,000

Total Liabilities and Equity	$ 198,517	$131,290		$92,534		$ 159,761
	=========	=======		======		=========

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
Pro forma Condensed Statement of Operations
For three months ended March 31, 2000

Revenues	$ 69,508

Operating Expenses	68,087

Operating Income	1,421

Interest Expense, net	2,224
Other Expense, net	146

Net Loss	$ (949)
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

Although the Company has been identified as a "potentially responsible party" at four sites, solely because of its activities as a transporter of hazardous substances, the Company does not believe it will be subject to material liabilities at such sites.

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

TSMT, Diablo and CIW service customers in the munitions and explosives market and are collectively the largest transporters of Department of Defense munitions in the continental United States. TSMT and CIW operate throughout the continental United States, while Diablo's market focus is primarily in the western regions of the United States.

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

A summary of segment information for the three months ended March 31, 2001 and 2000 is presented below (in thousands):
	Reorganized Company		Predecessor
			Company
	Three	One and one half	One and one half
	Months Ended	Months Ended	Months Ended
	March 31, 2001	March 31, 2000	February 15, 2000

Operating Revenue
Heavy Haul	$ 41,953	$ 25,927	$ 22,108
Secured Materials	17,872	9,937	9,315
Logistics	4,986	2,439	2,387
Sub-total:	64,811	38,303	33,810
Intersegment eliminations	(1,816)	(1,404)	(1,201)
Consolidated	$ 62,995	$ 36,899	$ 32,609
	========	=========	=========
Operating Income (Loss)
Heavy Haul	$ (1,936)	$ 393	$ (590)
Secured Materials	245	697	197
Logistics	87	106	135
Consolidated	$ (1,604)	$ 1,196	$ (258)
	========	=========	=========
Interest expense, net	(2,666)	(1,087)	(686)
Other expense, net	(206)	(80)	(38)
Financial restructuring costs	-	-	(200)
Loss on adjustment of assets to fair market value	-	-	(39,450)
Income (loss) before extraordinary item	$ (4,476)	$ 29	$ (40,632)
	========	=========	=========

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

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 2000 and quarter ended March 31, 2001.

To facilitate a meaningful comparison of the Company's quarterly operating performance in years 2001 and 2000, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the three months ended March 31, 2000 represent the mathematic addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through March 31, 2000. Consequently, the current year's information presented below does not comply with reporting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting.

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three months ended March 31, 2001 and 2000:
	2001	2000	Variance
Percentage of Revenue Basis:

Revenues	100.0	100.0	-

Operating expenses:
Salaries, wages and fringe benefits	34.2	33.0	1.2
Operating supplies and expenses	16.3	15.5	0.8
Brokerage carrier expense	11.8	11.4	0.4
Contractor equipment	11.8	12.0	(0.2)
Operating taxes and licenses	8.4	8.2	0.2
Claims and insurance	6.7	4.2	2.5
Depreciation and amortization	6.4	5.7	0.7
General supplies and expenses	5.0	4.3	0.7
Communications and utilities	1.7	1.7	-
Revenue equipment rents	0.3	2.7	(2.4)
(Gain) loss on disposition of assets	(0.1)	-	(0.1)
Total operating expenses	102.5	98.7	3.8
Operating income (loss)	(2.5)	1.3	(3.8)
	=====	=====	========

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	2001	2000
Selected operating data:

Revenue per loaded mile (a)	$1.85	$1.81
Revenue per total mile (a)	$1.53	$1.50
Load factor (b)	82.6%	82.7%
Revenue per tractor per day (c)	$506	$505
Miles per tractor per day (c)	332	337
Average length of haul in miles (d)	965	926
Tractors (e)	1,626	1,826
Total loads (000's)	29	34
Total tractor miles (000's)	33,701	38,194

(a)	Freight revenues exclude brokerage, Super Heavy Haul and fuel surcharge revenues.
(b)	Load factor represents loaded miles as a percentage of total miles.
(c)	Based on weighted average number of tractors during period.
(d)	Calculated as the average distance from origin to the destination of the shipments.
(e)	Includes the monthly average of owned, leased and independent contractors.

Summary of First Quarter 2001 Results

Net loss for the quarter ended March 31, 2001 amounted to $4.5 million, or $2.24 per basic and diluted share, compared to a net income of $2.1 million, or $0.37 per basic and diluted share, in the first quarter of 2000. First quarter operating results were negatively impacted by lower asset productivity and fewer miles driven in both the Heavy Haul and Secured segments. Additionally, the Heavy Haul segment was negatively impacted by a decline of $0.6 million in brokerage revenues.

Operating Revenue

Operating revenue decreased $6.5 million, or 9.4% from the first quarter 2000 to 2001. Revenue per loaded mile increased to $1.85 for the quarter ended March 31, 2001 from $1.81 for the quarter ended March 31, 2000, excluding brokerage, Super Heavy Haul and fuel surcharge revenues. Operating revenues were impacted by a decline in total miles driven of approximately 4.5 million from the first quarter of 2000 to 2001, which can be attributed to lower asset productivity and a reduction in total tractor count.

Operating Income

Operating income for the three months ended March 31, 2001 decreased $2.5 from the three months ended March 31, 2000. The following factors negatively affected operating income: (a) miles driven declined by approximately 4.5 million miles; (b) insurance cost increased by $0.049 per mile; (c) contractor equipment costs increased by $0.044 per mile; (d) company driver wage costs increased by $0.034 per mile; and (e) maintenance costs increased by $0.019 per mile.

The decline in revenues and increase in certain variable costs in the first quarter of 2001 were partially offset by lower fixed freight operating costs of $1.9 million. The reductions resulted from a reduced tractor and trailer fleet size and lower equipment rental expenses as a result of the sale of Super Heavy Haul in 2000.

Operating and Other Expenses

Total operating expenses were approximately $64.6 million for the three months ended March 31, 2001 as compared to $68.6 million for the three months ended March 31, 2000. While expenses decreased year over year, the decline in related revenues caused increases in most categories when evaluated as a percentage of revenue. The following expense categories increased or decreased significantly as a percentage of revenue between the periods:

Salaries, wages and fringe benefits increased 1.2% of revenue during the quarter ended March 31, 2001 as compared to the corresponding period in 2000. The increase primarily results from an increase in driver wages of $0.034 per mile relating to pay increases implemented in second quarter 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating and Other Expenses, Continued

Operating supplies increased by 0.8% of revenue during the quarter ended March 31, 2001 as compared to the corresponding period in 2000 as a result of increased fuel costs and increased maintenance costs relating to an increase in the age of the tractor fleet.

Claims and insurance expenses increased 2.5% of revenue from the quarter ended March 31, 2001 as compared to the corresponding period in 2000 as a result of increased insurance premium and claim costs relating to the Company's insurance program on liability for bodily injury and property damage. In November 2000, the Company began a deductible for bodily injury and property damage of $500,000 per occurrence. Prior to November 2000, the Company maintained a first dollar premium-based insurance program against liability for bodily injury and property damage and was not subject to deductibles.

Depreciation and amortization expenses increased by 0.7% to 6.4% for the quarter ended March 31, 2001 from 5.7% for the quarter ended March 31, 2000. The increase in depreciation resulted primarily from an increase in owned tractors.

General supplies and expenses increased by 0.7% of revenue for the quarter ended March 31, 2001 as compared to the corresponding period in 2000 primarily as a result of increased driver recruiting expenditures in 2001.

Revenue equipment rent expenses decreased by 2.4% of revenue for the quarter ended March 31, 2001 as compared to the corresponding period in 2000 consistent with the reduction in the number of tractors under operating leases.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $2.4 million for the quarter ended March 31, 2001 compared to $1.4 million for the same period in 2000. The increase is primarily due to non-cash activities during the first quarter 2000 related to the gain on extinguishment of debt net of the loss on adjustment of assets and a reduction in accounts receivable from collection efforts, offset by the increase in net loss for first quarter 2001 and the increase in restricted deposits as required for collateralization of the insurance policy on bodily injury and property damage.

Investing Activities

Net cash provided by investing activities was $0.8 million during first quarter 2001 as compared to net cash provided of $0.1 million during first quarter 2000. The increase is due to higher proceeds from the sale of assets, offset by increased capital expenditures for equipment in 2001 as compared to 2000.

Financing Activities

Net cash used in financing activities was $3.0 million for the quarter ended March 31, 2001 compared to $2.0 million in for the quarter ended March 31, 2000. The increase in cash used in financing activities in 2001 primarily resulted from the increase in bank overdrafts due to the timing of disbursements and reduced proceeds from borrowings under the revolving credit agreement, which was offset by lower repayments of long-term debt and capital lease obligations.

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

Revolving Credit Facility

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

On November 8, 2000, the Company executed a forbearance agreement with CIT Business Credit that modified certain terms with the Revolver, including a $3.0 million forbearance reserve on collateral availability, and increased interest rates to 2.0% above Prime and required the payment of a forbearance fee of $150,000. The forbearance agreement has been subsequently amended to increase the forbearance reserve to $3.8 million and extended for additional fees totaling $500,000. The most recent amendment, dated May 18, 2001, extends the forbearance period until June 4, 2001. The Company has agreed, during the period of forbearance, not to pay the interest due on its outstanding Senior Subordinated Notes Due 2005. Under the terms of the New Notes, the Company had a thirty-day grace period on its interest payment due March 15, 2001. The Company did not make the interest payment on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. In addition, the Company is delinquent on all of its equipment debt obligations.

As a result of the Company's negative earnings and cash flow and its resulting failure to make the March 15, 2001 interest payment in the amount of $1.86 million on the Notes and its continuing defaults under the Revolver with CIT Business Credit, there is substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on obtaining additional financing and/or negotiating a restructuring of its indebtedness, including the Notes and the Revolver.

Cash and availability under the Revolver was approximately $0.6 million at March 31, 2001, after reserving $3.8 million as required by the forbearance agreement. Borrowings under the Revolver amounted to approximately $26.5 million at March 31, 2001. The Company has classified the long-term debt under the Revolver as current due to the existence of the technical default caused by a change in management.

See "Financial Results and Liquidity" in the notes to the consolidated financial statements for an additional discussion of the Company's liquidity.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers and a continuation of the fuel surcharges.

During the three months ended March 31, 2001, fuel prices have averaged $1.40 per gallon as compared to $1.38 per gallon during the same period in 2000. The Company has adjusted its freight rates to partially recover these increased costs.

Market Risk

The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and may utilize fuel forward purchase commitments, though no agreements were in place during 2001 or 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Market Risk, Continued

Interest Rate Risk

The fair value of the Company's cash and cash equivalents at March 31, 2001 approximated carrying value due to its short-term duration. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for the issues contained in the investment portfolio and was not materially different from the year-end carrying value.

The Company has no material future earnings or cash flow exposures from changes in interest rates related to the senior subordinated notes or the Company's equipment obligations, as these long-term debt obligations have fixed rates. The fair value of the Company's long-term debt, including current maturities, was estimated to be $95.6 million at March 31, 2001, and was below the carrying value by $11.8 million. A hypothetical 10% increase in the interest rates on the Company's revolving credit facility for a duration of one year would not have a material impact on interest expense and cash flows in 2001.

Commodity Price Risk

The Company may use forward purchase commitments to reduce the exposure to fluctuations in fuel prices by entering into short-term fuel price agreements for the actual delivery of fuel. These forward purchase commitments have the effect of locking in for specified periods the price the Company will receive for the fuel volumes to which the forward purchase commitment relates. As a result, while these forward purchase commitments are structured to reduce the Company's exposure to increases in the price of fuel, they also limit the benefit the Company might otherwise have received from any price decreases associated with the fuel volumes. At March 31, 2001, the Company did not have any outstanding forward purchase commitments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" noted above.

PART II - OTHER INFORMATION

Item 3. Default upon Senior Securities

The Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 (the "New Notes") and has not made its most recent interest payment relating to such notes, which was due March 15, 2001. Under the terms of the New Notes, the Company had a thirty-day grace period on this interest payment before the note holders can call the New Notes. The Company did not make the interest payment of $1.86 million on April 15 and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. The total arrearage as of May 21, 2001 is $1.91 million, including interest at 13% on the past due amount. In addition, beginning in October 2000 the Company has also been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on June 4, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreement, however, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments.

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits

The following exhibits are filed as part of this report.

Designation	Nature of Exhibit
10.26	Ninth Amendment to the Forbearance Agreement on Revolving Credit Facility with CIT
11	Computation of basic and diluted earnings (loss) per common share

B. Reports on Form 8-K

During the quarter covered by this report there were no reports on Form 8-K filed.

Subsequent to the quarter covered by this report and prior to the filing of this Form 10-Q, one report on Form 8-K was filed as follows:

1.        Other Events - Filed on April 30, 2001

          Common Stock Purchase Right Dividend

On April 27, 2001, the Board of Directors of TRISM, Inc. declared a dividend of one right for each outstanding share of TRISM's Common Stock, par value $.01 per share, to stockholder's of record at the close of business on April 27, 2001 (the "Record Date").  Each right initially entitles the holder to purchase from TRISM one share of Common Stock at a purchase price of $1.50 per share.  The rights are not exercisable until the Distribution Date and will expire at the close of business on April 26, 2011, unless earlier redeemed by TRISM as described below.  The complete description and terms of the rights are set forth in a Rights Agreement between TRISM and Continental Stock Transfer & Trust Company, as Rights Agent.

Items 1, 2, 4, and 5 of Part II were not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISM, INC.
By:/s/Thomas P. Krasner
Thomas P. Krasner
Chairman, President and
Chief Executive Officer

Date: May 22, 2001

TRISM, INC.

Exhibit Index

Exhibit Number	Description
10.26	Ninth Amendment to the Forbearance Agreement on Revolving Credit Facility with CIT
11	Computation of basic and diluted earnings (loss) per common share