Form 10-Q
period 2001-06-30
TRISM INC /DE/
filed 2001-11-01
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________________

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

            [ X ] Yes             [ ]   No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

            [ X ] Yes             [ ]   No

As of October 31, 2001; 1,999,649 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item	Page
1.	Financial Statements	3
2.	Management's Discussion and Analysis of Results of Operations	17
3.	Quantitative and Qualitative Disclosures about Market Risk	22

PART II - OTHER INFORMATION
Item	Page
1.	Legal Proceedings	Not Applicable
2.	Changes in Securities and Use of Proceeds	23
3.	Defaults upon Senior Securities	23
4.	Submission of Matters to a Vote of Security Holders	Not Applicable
5.	Other Information	Not Applicable
6.	Exhibits and Reports on Form 8-K	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
TRISM, Inc.
Consolidated Balance Sheets
As of June 30, 2001 and December 31, 2000
(In thousands, except share amounts, unaudited)

ASSETS	June 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 2,123	$ 194
Restricted cash and insurance deposits	4,521	2,500
Accounts receivable, net of allowance for doubtful accounts
of $1,797 and $1,627 at June 30, 2001 and December 31,	33,493	36,002
2000, respectively
Other receivables	895	622
Materials and supplies	680	850
Prepaid insurance	3,273	7,942
Other prepaid expenses	3,115	3,716

Total current assets	48,100	51,826
Property and equipment, at cost	102,781	117,040
Less: accumulated depreciation and amortization	(19,814)	(12,315)

Net property and equipment	82,967	104,725
Other assets, net	1,960	1,739

Total assets	$ 133,027	$ 158,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,533	$ 15,831
Bank overdraft	0	1,261
Accrued expenses and insurance reserves	14,592	18,330
Current maturities of long-term debt:
Principal payments	11,189	14,222
Residual obligations on equipment debt	9,323	4,975
Long term debt classified as current:
Revolving credit facility	28,489	25,440
Equipment debt	30,934	35,004
Senior subordinated notes	30,000	30,000

Total current liabilities	142,060	145,063
Insurance reserves	7,337	7,080

Total liabilities	149,397	152,143

Stockholders' equity:
Common stock; $.01 par; 5,000,000 shares authorized;
2,000,000 shares issued and 1,999,649 outstanding.	20	20
Additional paid-in capital	19,980	19,980
Accumulated deficit	(36,370)	(13,853)
Treasury stock, at cost, 351 shares	-	-

Total stockholders' equity (deficit)	(16,370)	6,147

Total liabilities and stockholders' equity	$ 133,027	$ 158,290

See notes to unaudited consolidated financial statements.

Financial Statements continued

TRISM, Inc.
Consolidated Statements of Operations
For the three months ended June 30, 2001 and 2000
(In thousands, except share and per share amounts, unaudited)

	Three	Three
	Months Ended	Months Ended
	June 30, 2001	June 30, 2000
Revenues	$ 61,522	$ 68,883

Operating expenses:
Salaries, wages and fringe benefits	21,343	22,319
Impairment loss on revenue equipment	13,309	0
Operating supplies and expenses	10,655	11,035
Contractor equipment	8,342	10,427
Brokerage carrier expense	3,918	5,300
Operating taxes and licenses	4,982	6,013
Claims and insurance	4,173	2,889
Depreciation and amortization	4,140	3,566
General supplies and expenses	3,856	3,415
Communications and utilities	1,034	571
(Gain) loss on disposition of assets	409	(223)
Revenue equipment rents	151	1,486
Loss on disposal of super heavy haul assets	0	156

Total operating expenses	76,312	66,954

Operating income (loss)	(14,790)	1,929
Interest expense, net	3,044	2,316
Other expense, net	252	25

Net loss from continuing operations	(18,086)	(412)

Income from discontinued operations of logistics
segment, net of income tax of $0.	46	64

Net loss	$ (18,040)	$ (348)

Basic and diluted earnings (loss) per share:
Net loss from continuing operations	$ (9.04)	$ (0.20)
Discontinued operations	0.02	0.03

Net loss	$ (9.02)	$ (0.17)

Weighted average number of shares used in
computation of basic and diluted earnings
(loss) per share	1,999,649	1,999,649

See notes to unaudited consolidated financial statements.

Financial Statements continued

TRISM, Inc.
Consolidated Statements of Operations
For the six months ended June 30, 2001 and 2000
(In thousands, except share and per share amounts, unaudited)
	Reorganized		Predecessor
	Company		Company
		Four and	One and
	Six	one half	one half
	Months Ended	Months Ended	Months Ended
	June 30, 2001	June 30, 2000	February 15, 2000
Revenues	$ 119,530	$ 103,343	$ 30,222
Operating expenses:
Salaries, wages and fringe benefits	42,071	33,744	10,829
Impairment loss on revenue equipment	13,309	0	0
Operating supplies and expenses	20,862	16,545	5,199
Contractor equipment	15,785	15,365	3,436
Brokerage carrier expense	7,443	7,656	1,813
Operating taxes and licenses	10,268	8,988	2,700
Claims and insurance	8,393	4,360	1,417
Depreciation and amortization	8,186	5,311	2,236
General supplies and expenses	6,902	4,906	1,437
Communications and utilities	2,103	1,165	551
Revenue equipment rents	364	2,355	994
(Gain) loss on disposition of assets	326	(227)	3
Loss on disposal of super heavy haul assets	-	156	-

Total operating expenses	136,012	100,324	30,615

Operating income (loss)	(16,482)	3,019	(393)
Interest expense, net	5,709	3,403	686
Other expense, net	459	105	38
Reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Financial restructuring costs	-	-	200

Net loss from continuing operations	(22,650)	(489)	(40,767)
Income from discontinued operations of logistics
segment, net of income tax of $0.	133	170	135

Net loss before extraordinary item	(22,517)	(319)	(40,632)
Extraordinary gain on extinguishment of debt	-	-	42,682

Net income (loss)	$ (22,517)	$ (319)	$ 2,050

Basic and diluted earnings (loss) per share:
Net loss from continuing operations	$ (11.33)	$ (0.24)	$ (7.15)
Discontinued operations	0.07	0.08	0.02
Extraordinary item	-	-	7.49

Net income (loss)	$ (11.26)	$ (0.16)	$ 0.36

Weighted average number of shares used in
computation of basic and diluted earnings
(loss) per share	1,999,649	1,999,649	5,702,000

See notes to unaudited consolidated financial statements.

Financial Statements continued

TRISM, Inc.
Consolidated Statements of Cash Flows
For the six months ended June 30, 2001 and 2000
(In thousands, unaudited)
	Reorganized		Predecessor
	Company		Company
		Four and	One and
	Six	one half	one half
	Months Ended	Months Ended	Months Ended
	June 30, 2001	June 30, 2000	February 15, 2000
Cash flows from operating activities:
Net income (loss) from continuing operations	$ (22,517)	$ (319)	$ 2,050
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,186	5,311	2,236
Loss (gain) on disposition of assets, net	326	(71)	3
Impairment loss on revenue equipment	13,309	-	-
Provision for losses on accounts receivable	658	575	176
Changes in assets and liabilities:
Restricted cash and insurance deposits	(2,021)	-	-
Accounts receivable	1,578	(7,598)	(666)
Materials and supplies	170	(431)	455
Prepaid expenses	5,270	1,907	2,625
Accrued expenses and insurance reserves	(3,481)	351	(3,370)
Accounts payable	1,702	1,452	1,165
Other	(200)	99	(130)

Net cash provided by operating activities before
reorganization items	2,980	1,276	4,544

Cash flows from operating activities relating to reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Extraordinary gain, net	-	-	(42,682)
Financial restructuring costs, net	-	(1,063)	162

Net cash provided by operating activities	2,980	213	1,474

Cash flows from investing activities:
Proceeds from sale of assets	1,949	1,213	522
Purchases of property and equipment	(968)	(848)	(223)

Net cash provided by investing activities	981	365	299

Cash flows from financing activities:
Net proceeds under revolving credit agreement	3,049	8,187	1,020
Repayment of long-term debt and capital lease obligations	(3,820)	(7,016)	(3,797)
Increase (decrease) in bank overdrafts	(1,261)	330	920
Payment of deferred financing costs	-	(2,531)	(82)

Net cash used in financing activities	(2,032)	(1,030)	(1,939)

Increase (decrease) in cash and cash equivalents	1,929	(452)	(166)
Cash and cash equivalents, beginning of period	194	2,080	2,246

Cash and cash equivalents, end of period	$ 2,123	$ 1,628	$ 2,080

Supplemental cash flow information:
Capital lease equipment purchases	$ -	$ 112	$ -

Conversion of operating leases to installment debt	$ 1,064	$ 2,592	$ -

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Financial Results and Liquidity

Trism, Inc. (the "Company"), has incurred net losses of $22.5 million, $11.8 million, $18.4 million and $7.4 million during the six months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. The Company has been, and continues to be, faced with a variety of operating challenges, including, among others, escalating fuel costs, an increase in insurance costs, and the ability to attract and retain qualified driving employees. These factors have significantly impacted, and continue to significantly impact, the Company's liquidity.

The Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 (the "New Notes") and has not made interest payments relating to such notes which were due March 15, 2001 and September 15, 2001. Under the terms of the New Notes, the thirty-day grace period with respect to such interest payments has passed and the note holders may call the New Notes. The Company did not make these interest payments by the end of the grace period, and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. The total arrearage as of October 31, 2001 is $4.5 million, including interest at 13% on the past due amount. In addition, beginning in October 2000 the Company has also been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees totaling $1.1 million, in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on November 30, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreements, however, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments. As a result, in July 2001, one lender repossessed thirteen of the two-hundred-forty tractors which they have financed. Partial payments have been made to the lender and repossessions have been discontinued.

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

The following events occurred after June 30, 2001 to the Heavy Haul, Secured Materials, and Logistics segments of the Company:

As a result of the continued decline in the profitability of the general freight services, the Company has downsized the Heavy Haul segment. To facilitate the downsizing the Company announced the closure of the Trism Specialized Carriers ("TSC") on August 22, 2001. TSC completed delivery of all shipments in transit to their destination points. The Company will continue some over-dimensional services in the Heavy Haul segment through Tri-State Motor Transit ("TSMT"), which also operates in the Company's Secured Materials segment.

The Company has begun to return a total of 900 tractors to equipment lenders and to sell 3,000 trailers with a carrying value of $40.2 million and $21.0 million respectively as of June 30, 2001. The majority of this equipment had been operated by TSC. However, management has identified excess equipment in the Secured Materials segment that has been included in the above amounts. Trailers are being sold through an equipment broker the Company has engaged and the proceeds will be applied to the Revolver. Management estimates based on the current market for used trailers, that the proceeds from such sales will not be sufficient to recover the carrying value of the trailers. As a result the Company has recorded an impairment loss of approximately $1.3 million for trailers during the three months ended June 30, 2001. Tractors are being returned to the equipment lenders for disposal and proceeds will be applied to equipment debt. Management estimates based on the current market for used tractors, that the proceeds from such sales will not be sufficient to recover the carrying value of the tractors. As a result the Company has recorded an impairment loss of approximately $12.0 million for tractors during the three months ended June 30, 2001. Based on the balance of equipment debt and anticipated proceeds, the Company expects to owe approximately $10.7 million to retire the equipment debt.

Notes to Consolidated Financial Statements, Continued

Financial Results and Liquidity, Continued

In addition to the reduction in the fleet, the Company has also reduced the number of driver and non-driver employees and is closing fifteen leased terminal facilities. No payments or other benefits were provided to severed employees except for accrued vacation. With respect to the closed terminal facilities, the Company has been able to exit lease agreements and management does not anticipate any material liability.

In August 2001, the Company reached agreements in principle to separately sell the two divisions of the Logistics segment, Trism Logistics, Inc. ("TLI"), and Trism Intermodal Services, to former officers of the Company. Declining revenues and shrinking customer lists prompted these sales.

The sale of Trism Intermodal Services, which was completed on August 20, 2001, resulted in the Company receiving $60,000 in cash in exchange for the net assets, excluding accounts receivable and accounts payable, of this business as of the closing date, and recognizing a gain on the disposal of $3,000. The operations of the Trism Intermodal Service division are included in income from discontinued operations of Logistics segment for all periods presented.

The sale of TLI, which was completed on August 31, 2001, resulted in the Company receiving total consideration of $245,000; $26,000 in cash and a release from $219,000 in severance payments from a former officer, in exchange for the net assets, excluding accounts receivable and accounts payable, of this business as of the closing date, and recognizing a gain on the disposal of $313,000. The operations of TLI are included in income from discontinued operations of Logistics segment for all periods presented.

The Board of Directors of the Company has determined that the sale of these entities is fair to the Company and is on terms at least as favorable to the Company as might reasonably have been obtained at the present time from an unaffiliated party. No member of the Board of Directors has a personal interest in the sale.

The Company's headquarters in Kennesaw, Georgia has been listed for sale. The property has been listed for sale at $5.9 million as compared to a carrying value of $5.2 million. This property also collateralizes the Revolver and the sale proceeds will be used to reduce the Revolver.

The Company has also listed for sale other land and terminal facilities throughout the country. These properties have been listed for sale at $9.4 million as compared to a carrying value of $6.2 million. These properties are not encumbered and the sale proceeds will be used to fund operations.

On October 4, 2001 and October 5, 2001, two of the Company's tractors were involved in single motor vehicle incidents while transporting materials for the Department of Defense. As a consequence, the Department of Defense disqualified the Company from picking up munitions effective 6:00 p.m. October 25, 2001. The Department of Defense has agreed to suspend this disqualification effective 6:00 a.m. November 5, 2001.

In November 2000, the Company purchased a premium-based insurance policy against bodily injury and property damage with a $500,000 deductible per occurrence. As a result of this policy, insurance costs have increased 44.5% from $2.9 million for the second quarter 2000 to $4.2 million for the second quarter 2001. The Company has issued standby letters of credit in the amount of $9.3 million and collateralized an additional $4.4 million in the form of restricted cash deposits at June 30, 2001. Of the $9.3 million letters of credit, only $2.1 million are still outstanding as of September 30, 2001. During the three months ended September 30, 2001, letters of credit in the amount of $6.2 million have been drawn, and $1.0 million has been cancelled. On October 31, 2001, the Company has obtained insurance coverage for the Company's operations for a twelve month period beginning November 1, 2001 through October 31, 2002.

Existing credit facilities are not expected to be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that additional credit facilities can be arranged or that any long term restructuring can be successfully initiated or implemented, in which case the Company may be compelled to file for protection under Chapter 11 or to liquidate under Chapter 7 of the Bankruptcy Code. Moreover, it may be necessary for the Company to file under Chapter 11 to implement any consensually negotiated restructuring of its indebtedness or a sale of the Company as discussed above.

Notes to Consolidated Financial Statements, Continued

Financial Results and Liquidity, Continued

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors, including the Company's ability to overcome the operational and liquidity issues discussed above. The Company's consolidated financial statements for the three and six months ended June 30, 2001 and for the year ended December 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

Accounting Policies

Due to the Reorganization of the Company on February 15, 2000 as discussed below under "Emergence from Bankruptcy," and implementation of Fresh Start Reporting, Condensed Consolidated Financial Statements for the new Reorganized Company (period starting February 16, 2000) are not comparable to those of the Predecessor Company. The Reorganized Company relates to all operations post-emergence from bankruptcy and the Predecessor Company relates to all operations pre-emergence from bankruptcy. A black line has been drawn on the accompanying Condensed Consolidated Financial Statements to distinguish between the Reorganized Company and the Predecessor Company.

The 2000 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented in this Form 10-Q are condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the periods ended June 30, 2001 and 2000, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 2000 accounts to reflect classifications adopted in 2001.

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

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. SFAS No. 141 was required to be implemented by July 1, 2001. There was no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 141.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management expects no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 142 as there is no recorded goodwill or other intangible assets.

On August 1, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 142 is required to be adopted on January 1, 2002. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

Notes to Consolidated Financial Statements, Continued

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

The agreement provided for the Notes to be converted into (i) New Notes in the aggregate principal amount of $30 million, due February 15, 2005, with interest at the rate of 12% per annum (the first two semi-annual interest payments were paid on March 15, 2000 and September 15, 2000), and (ii) 95% of the new common equity of the Company to be issued post-recapitalization. The agreement also provided that the Company's old common equity would be converted into 5% of the new common equity issued post-recapitalization.

Revolving Credit Facility and Other Debt

In connection with the exit from Chapter 11, the Company obtained the Revolver, a new, three-year $42.5 million revolving credit facility. The Revolver now provides for borrowings up to $40.0 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. If availability falls below $5 million, required covenants include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

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

On November 8, 2000, the Company executed a forbearance agreement with CIT Business Credit that modified certain terms with the Revolver, including a $3.0 million forbearance reserve on collateral availability, and increased interest rates to 2.0% above Prime and required the payment of a forbearance fee of $150,000. The forbearance agreement has been subsequently amended to decrease the forbearance reserve to $2.0 million and has been extended first on a biweekly and since June 4, 2001 on a weekly basis for additional fees totaling $1,098,000. The most recent amendment, dated October 29, 2001, extended the forbearance period until November 30, 2001. The Company has agreed, during the period of forbearance, not to pay the interest due on its outstanding Senior Subordinated Notes Due 2005.

Cash and availability under the Revolver was approximately $0.04 million and $0.6 million at September 30, 2001 and June 30, 2001, respectively; after reserving $2.8 million and $3.8 million as required by the forbearance agreement as of September 30, 2001 and June 30, 2001, respectively. Borrowings under the Revolver amounted to approximately $23.3 million and $28.5 million at September 30, 2001 and June 30, 2001, respectively. The September 30, 2001 Revolver balance includes $6.2 million letters of credit which have been drawn during the three months ended September 30, 2001. The Company has classified the long-term debt under the Revolver as current due to the existence of the technical default caused by a change in management.

Notes to Consolidated Financial Statements, Continued

Shareholder Rights Plan

On April 27, 2001, the Board of Directors of Trism, Inc. adopted a Shareholders Rights Plan and declared a dividend of one right for each outstanding share of Trism's Common Stock, par value $.01 per share, to stockholders of record at the close of business on April 27, 2001 (the "Record Date"). A Shareholder Rights Plan is designed to assure that all of the Company's securityholders are offered a full and fair price in the event a potential acquirer seeks to gain control of the Company and to protect securityholders from attempts to acquire effective control through open market and/or private purchases of common stock without paying a fair control premium to either selling or remaining stockholders. Under certain circumstances if a person or group (other than those eligible to report beneficial ownership on Schedule G) acquires beneficial ownership of 30 percent or more of the Company's outstanding Common Stock, each right (other than those owned by such beneficial owner) will entitle the holder to purchase from Trism a number of shares of Common Stock having a market value at that time of two times the $1.50 exercise price of the right. The rights are not exercisable until the Distribution Date and will expire at the close of business on April 26, 2011, unless earlier redeemed by Trism. The complete description and terms of the rights are set forth in a Rights Agreement between Trism and Continental Stock Transfer & Trust Company, as Rights Agent.

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
(i) - To reflect the extraordinary credit resulting from the discharge of indebtedness. The extraordinary gain calculation:

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

Notes to Consolidated Financial Statements, Continued

Segment and Related Information

The Company identifies operating segments based on management responsibility and marketing strategies. The Company has two reportable segments: Heavy Haul and Secured Materials. Prior to August 2001, Logistics was reported as an operating segment but has since been sold as previously discussed. The Logistics segment is reported as discontinued operations in the statements of operations for all periods presented.

Heavy Haul

Prior to downsizing, as discussed in "Financial Results and Liquidity", this segment consisted of Trism Specialized Carriers, Inc. ("TSC"), specializing in the transportation of over-sized and over-dimensional loads throughout the United States, Canada, and Mexico. The largest markets for Heavy Haul were manufacturers of large machinery and equipment, suppliers and contractors to industrial and public construction, importers of industrial durable goods and the U.S. Government. In addition, the division maintains trailer interchange agreements with certain Mexican carriers. As a result of the continued decline in the profitability of the general freight services of the heavy haul segment, the Company announced the closure of TSC on August 22, 2001. TSC completed delivery of all shipments in transit to their destination points.

The Company will continue over-dimensional services of the Heavy Haul segment by transferring necessary TSC equipment to Tri-State Motor Transit ("TSMT"), which also operates in the Company's Secured Materials segment. Remaining TSC equipment will be returned to the equipment lenders or sold as previously discussed in "Financial Results and Liquidity." The Heavy Haul segment will continue to provide services to customers in the southeastern United States.

Secured Materials

The Secured Materials segment consists of the following: TSMT and Trism Environmental Services ("TES"). The Secured Materials services are characterized by the toxic or explosive nature and special handling requirements of the cargo. The cargo typically consists of military munitions, commercial explosives, hazardous waste, and radioactive materials. The largest markets for Secured Materials are the United States government and various governmental agencies, waste generators, and environmental clean-up firms. TSMT is the largest transporter of the Department of Defense munitions in the continental United States. TSMT operates throughout the continental United States. TES provides service to customers in the hazardous waste and radioactive materials market and operates throughout the United States, but its primary market focus is east of the Mississippi. The operating companies within the Secured Materials segment have operating authority in the continental United States and certain provinces of Canada.

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

A summary of segment information for the three months ended June 30, 2001 and 2000 is presented below (in thousands):

	Three	Three
	Months Ended	Months Ended
	June 30, 2001	June 30, 2000

Operating revenue
Heavy Haul	$ 45,766	$ 52,976
Secured Materials	18,412	18,884
Intersegment eliminations	(2,656)	(2,977)

Consolidated	$ 61,522	$ 68,883

Operating income (loss)
Heavy Haul	$ (15,402)	$ 1,351
Secured Materials	612	578

Consolidated	$ (14,790)	$ 1,929

Interest expense, net	3,044	2,316
Other expense, net	252	25

Net loss from continuing operations	$ (18,086)	$ (412)

Income from discontinued operations of logistics	$ 46	$ 64
segment, net of income tax of $0.

Net loss	$ (18,040)	$ (348)

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

A summary of segment information for the six months ended June 30, 2001 and 2000 is presented below (in thousands):

	Reorganized		Predecessor
	Company		Company
		Four and	One and
	Six	one half	one half
	Months Ended	Months Ended	Months Ended
	June 30, 2001	June 30, 2000	February 15, 2000

Operating revenue
Heavy Haul	$ 87,718	$ 78,903	$ 22,108
Secured Materials	36,284	28,821	9,315
Intersegment eliminations	(4,472)	(4,381)	(1,201)

Consolidated	$ 119,530	$ 103,343	$ 30,222

Operating income (loss)
Heavy Haul	$ (17,339)	$ 1,744	$ (590)
Secured Materials	857	1,275	197

Consolidated	$ (16,482)	$ 3,019	$ (393)

Interest expense, net	5,709	3,403	686
Other expense, net	459	105	38
Reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Financial restructuring costs	-	-	200

Net loss from continuing operations	$ (22,650)	$ (489)	$ (40,767)

Income from discontinued operations of logistics
segment, net of income tax of $0.	133	170	135

Net loss before extraordinary item	$ (22,517)	$ (319)	$ (40,632)

Extraordinary gain on extinguishment of debt	-	-	42,682

Net income (loss)	$ (22,517)	$ (319)	$ 2,050

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain statements in this Form 10-Q include information that is forward-looking, such as the Company's anticipated liquidity and capital requirements, the projections of future revenues and the estimated results of possible sales of various assets and businesses. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 2000 and three and six months ended June 30, 2001.

To facilitate a meaningful comparison of the Company's quarterly operating performance in years 2001 and 2000, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the six months ended June 30, 2000 represents the mathematical addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through June 30, 2000. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting.

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	Variance	2001	2000	Variance
Percentage of Revenue Basis:

Revenues	100.0	100.0	-	100.0	100.0	-

Operating expenses:
Salaries, wages and fringe benefits	34.7	32.4	2.3	35.2	33.5	1.7
Impairment loss on revenue equipment	21.6	-	21.6	11.1	-	11.1
Operating supplies and expenses	17.3	16.0	1.3	17.5	16.3	1.2
Contractor equipment	13.6	15.1	(1.5)	13.2	14.1	(0.9)
Brokerage carrier expense	6.4	7.7	(1.3)	6.2	7.1	(0.9)
Operating taxes and licenses	8.1	8.7	(0.6)	8.6	8.8	(0.2)
Claims and insurance	6.8	4.2	2.6	7.0	4.3	2.7
Depreciation and amortization	6.7	5.2	1.5	6.8	5.7	1.1
General supplies and expenses	6.3	5.0	1.3	5.8	4.7	1.1
Communications and utilities	1.7	0.8	0.9	1.8	1.3	0.5
Revenue equipment rents	0.7	(0.3)	1.0	0.3	2.5	(2.2)
(Gain) loss on disposition of assets	0.2	2.2	(2.0)	0.3	(0.2)	0.5
Loss on disposal of super heavy haul	-	0.2	(0.2)	-	0.1	(0.1)

Total operating expenses	124.1	97.2	26.9	113.8	98.2	15.6

Operating income (loss)	(24.1)	2.8	(26.9)	(13.8)	1.8	(15.6)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
Selected operating data:

Revenue per loaded mile (a)	$1.93	$1.82	$1.89	$1.82
Revenue per total mile (a)	$1.60	$1.51	$1.56	$1.50
Load factor (b)	83.0%	82.9%	82.8%	82.8%
Revenue per tractor per day (c)	$572	$514	$536	$510
Miles per tractor per day (c)	357	340	343	339
Average length of haul in miles (d)	987	942	976	934
Tractors (e)	1,536	1,845	1,581	1,836
Total loads (000's)	29	35	58	69
Total tractor miles (000's)	34,298	39,530	67,999	77,724

(a) Freight revenues exclude brokerage, Super Heavy Haul and fuel surcharge revenues.
(b) Load factor represents loaded miles as a percentage of total miles.
(c) Based on weighted average number of tractors during period
(d) Calculated as the average distance from origin to the destination of the shipments.
(e) Includes the monthly average of owned, leased and independent contractors.

Summary of Second Quarter 2001 Results

Consolidated revenues decreased by 10.7% from $68.9 million for the quarter ended June 30, 2000 to $61.5 million for the quarter ended June 30, 2001. Revenues declined in the Heavy Haul segment by $7.2 million, due to a decrease of 5.2 million miles as a result of fleet downsizing. Revenue per tractor per day (excluding fuel surcharges) increased by 11.3% from $514 for the quarter ended June 30, 2000 to $572 for the quarter ended June 30, 2001. This increase is primarily due to an increase in freight rates and in miles per tractor per day. The Company's operating costs were $9.4 million higher due to $13.3 million impairment loss on revenue equipment offset by an overall decrease in variable costs related to the decrease in the number of tractors from 1,845 in the second quarter of 2000 to 1,536 in the second quarter of 2001. Net loss for the quarter ended June 30, 2000, amounted to $0.3 million as compared to a net loss of $18.0 million including the impairment loss on revenue equipment in the second quarter of 2001.

Operating Revenue

Second Quarter 2001 as compared to Second Quarter 2000

Consolidated revenues decreased by $7.4 million due in large part to the $7.2 million decrease in Heavy Haul revenue. Heavy Haul revenue declined from $53.0 million to $45.8 million for the three months ended June 30, 2000 and 2001. The decline in revenue was caused by a decrease of 5.2 million miles despite an increase in revenue per loaded mile from $1.82 to $1.93.

Six months ended June 30, 2001 as compared to six months ended June 30, 2000

Consolidated revenues decreased by $14.0 million due in large part to the $13.3 million decrease in Heavy Haul revenue. Heavy Haul revenue declined from $101.0 million to $87.7 million for the six months ended June 30, 2000 and 2001. The decline in revenue was caused by a decrease of 9.7 million miles despite an increase in revenue per loaded mile from $1.82 to $1.89.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating Income

Second Quarter 2001 as compared to Second Quarter 2000

Consolidated operating income decreased by $16.7 million including $13.3 million impairment loss on revenue equipment from $1.9 million to an operating loss of $14.8 million. The remaining $3.4 million is attributable to Heavy Haul. The decline in operating income is only 44 percent as much as the decline in revenue due to the reduction in variable costs related to the Heavy Haul fleet downsizing.

Six months ended June 30, 2001 as compared to six months ended June 30, 2000

Consolidated operating income decreased $19.1 million primarily due to $13.3 million impairment loss on revenue equipment and a $4.9 million decrease in Heavy Haul operating income. The impact is less on operating income than revenue due to the reduction in variable costs (wages, fuel, permits, etc.) related to the Heavy Haul fleet downsizing.

Operating expenses

Second Quarter 2001 as compared to Second Quarter 2000

While most expenses decreased with the downsizing effort, depreciation and insurance expenses increased, as well as, an impairment loss of $13.3 million recorded for the three months ended June 30, 2001. However, the increase in depreciation was more than offset by the reduction in equipment rents.

Salaries, wages, and fringes benefits, contractor equipment expenses, and broker carrier expenses all decreased as a direct result of fewer miles and the fleet downsizing.

Operating taxes and licenses decreased $0.3 million by purchasing 638,000 gallons less at the average tax rate of $0.429 per gallon. In addition, over-dimensional permits declined $0.5 million as a result of 5,000 fewer loads.

Claims and insurance expense increased as a result of claims liability of the $500,000 deductible insurance policy in place during 2001.

Depreciation expense increased as a result of purchasing 152 tractors at the end of 2000 and improvements made to existing equipment.

Revenue equipment rents decreased as several of the operating lease contracts have expired and payments on remaining operating leases have not been made.

Six months ended June 30, 2001 as compared to six months ended June 30, 2000

Operating expenses increased $5.1 million due to the impairment loss on revenue equipment and increases in fixed costs such as communications and insurance expense offset by savings in variable costs (wages, fuel, permits, etc.) due to the decrease in the number of tractors.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities has increased by $1.3 million primarily due to non-cash activities during the first quarter 2000 related to the gain on extinguishment of debt, net of the loss on adjustment of assets to fair market value as part of the fresh start accounting, and a reduction in accounts receivable from collection efforts, and an increase due to the impairment loss of $13.3 million, offset by the increase in net loss for the year and the increase in restricted deposits as required for collaterization of the insurance policy on bodily injury and property damage.

Investing Activities

Net cash provided by investing activities has increased $0.3 million due to increase in proceeds from sale of assets and a decrease in purchases of property, plant, and equipment.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financing Activities

Net cash used in financing activities has increased $0.9 million due to reduced payments on equipment debt offset by reduced borrowing capacity. Failure to make equipment debt payments has forced the Company into default on its equipment debt.

Capital Requirements

The Company does not have any plans to replace or increase its tractor and trailer fleet in 2001. The Company has residual obligations of approximately $9.3 million, primarily relating to certain capital lease obligations, that will mature within twelve month period ended June 30, 2002. The Company will return equipment to the lessors at the end of the lease term.

In November 2000, the Company purchased a premium-based insurance policy against bodily injury and property damage with a $500,000 deductible per occurrence. As a result of this policy, insurance costs have increased 44.5% from $2.9 million for the second quarter 2000 to $4.2 million for the second quarter 2001. The Company has issued standby letters of credit in the amount of $9.3 million and collateralized an additional $4.4 million in the form of restricted cash deposits at June 30, 2001. Of the $9.3 million letters of credit, only $2.1 million are still outstanding as of September 30, 2001. During the three months ended September 30, 2001, letters of credit in the amount of $6.2 million have been drawn, and $1.0 million has been cancelled. On October 31, 2001, the Company has obtained insurance coverage for the Company's operations for a twelve month period beginning November 1, 2001 through October 31, 2002.

In connection with the exit from Chapter 11, the Company obtained the Revolver, a new, three-year $42.5 million revolving credit facility. The Revolver now provides for borrowings up to $40.0 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. If availability falls below $5 million, required covenants include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

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

The Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 (the "New Notes") and has not made interest payments relating to such notes which were due March 15, 2001 and September 15, 2001. Under the terms of the New Notes, the thirty-day grace period with respect to such interest payments has passed and the note holders may call the New Notes. The Company did not make these interest payments by the end of the grace period, and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. The total arrearage as of October 31, 2001 is $4.5 million, including interest at 13% on the past due amount. In addition, beginning in October 2000 the Company has also been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees totaling $1.1 million, in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on November 30, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreements, however, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments. As a result, in July 2001, one lender repossessed thirteen of the two-hundred-forty tractors which they have financed. Partial payments have been made to the lender and repossessions have been discontinued.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Requirements, Continued

Cash and availability under the Revolver was approximately $0.04 million and $0.6 million at September 30, 2001 and June 30, 2001, respectively; after reserving $2.8 million and $3.8 million as required by the forbearance agreement as of September 30, 2001 and June 30, 2001, respectively. Borrowings under the Revolver amounted to approximately $23.3 million and $28.5 million at September 30, 2001 and June 30, 2001, respectively. The September 30, 2001 Revolver balance includes $6.2 million letters of credit which have been drawn during the three months ended September 30, 2001. The Company has classified the long-term debt under the Revolver as current due to the existence of the technical default caused by a change in management.

Collection efforts have been increased to generate needed cash. The balance of past due receivables (outstanding more than 90 days) has decreased from $3.7 million at December 31, 2000 to $2.9 million at June 30, 2001.

Existing credit facilities are not expected to be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that additional credit facilities can be arranged or that any long term restructuring can be successfully initiated or implemented, in which case the Company may be compelled to file for protection under Chapter 11 or to liquidate under Chapter 7 of the Bankruptcy Code. Moreover, it may be necessary for the Company to file under Chapter 11 to implement any consensually negotiated restructuring of its indebtedness or a sale of the Company as discussed above.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors, including the Company's ability to overcome the operational and liquidity issues discussed above. The Company's consolidated financial statements for the three and six months ended June 30, 2001 and for the year ended December 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

See the accompanying notes to the unaudited consolidated financial statements for an additional discussion of the Company's liquidity and capital resources.

Inflation and Fuel Costs

Inflation can be expected to have an impact on the Company's earnings; however, the effect of inflation has been minimal over the past three years. An extended period of inflation or increase in fuel costs would adversely affect the Company's results of operations without a corresponding freight rate increase from customers.

During the six months ended June 30, 2001, fuel prices have averaged $1.40 per gallon as compared to $1.37 per gallon during the same period in 2000. The Company has adjusted its freight rates to partially recover these increased costs. The Company recovered $4.2 million through fuel surcharges to its customers during the six months ended June 30, 2001.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Accounting Pronouncements, Continued

On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. SFAS No. 141 was required to be implemented by July 1, 2001. There was no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 141.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. Management expects no material effect on the consolidated financial position or results of operations upon adoption of SFAS No. 142 as there is no recorded goodwill or other intangible assets.

On August 1, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was approved by the FASB. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 142 is required to be adopted on January 1, 2002. Management has not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" noted above.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 27, 2001, the Board of Directors of Trism, Inc. adopted a Shareholders Rights Plan and declared a dividend of one right for each outstanding share of Trism's Common Stock, par value $.01 per share, to stockholders of record at the close of business on April 27, 2001 (the "Record Date"). A Shareholder Rights Plan is designed to assure that all of the Company's securityholders are offered a full and fair price in the event a potential acquirer seeks to gain control of the Company and to protect securityholders from attempts to acquire effective control through open market and/or private purchases of common stock without paying a fair control premium to either selling or remaining stockholders. Under certain circumstances if a person or group (other than those eligible to report beneficial ownership on Schedule G) acquires beneficial ownership of 30 percent or more of the Company's outstanding Common Stock, each right (other than those owned by such beneficial owner) will entitle the holder to purchase from Trism a number of shares of Common Stock having a market value at that time of two times the $1.50 exercise price of the right. The rights are not exercisable until the Distribution Date and will expire at the close of business on April 26, 2011, unless earlier redeemed by Trism. The complete description and terms of the rights are set forth in a Rights Agreement between Trism and Continental Stock Transfer & Trust Company, as Rights Agent.

Item 3. Default upon Senior Securities

The Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 (the "New Notes") and has not made its interest payments relating to such notes, which were due March 15, 2001 and September 15, 2001. Under the terms of the New Notes, the Company had a thirty-day grace period on these interest payments before the note holders could call the New Notes. The Company did not make the interest payment by the end of the grace period, and this constituted an Event of Default under the terms of the indenture pursuant to which the New Notes were issued. The total arrearage as of October 31, 2001 is $4.5 million, including interest at 13% on the past due amounts. In addition, beginning in October 2000 the Company has also been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on November 30, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreement, however, such extension is not assured at this time.

Item 6. Exhibits and Reports on Form 8-K

A.      Exhibits

The following exhibits are filed as part of this report.

Designation	Nature of Exhibit
Amendments to the Forbearance Agreement on Revolving Credit Facility with CIT:
10.27	Tenth Amendment
10.28	Eleventh Amendment
10.29	Twelfth Amendment
10.30	Thirteenth Amendment
10.31	Fourteenth Amendment
10.32	Fifteenth Amendment
10.33	Sixteenth Amendment
10.34	Seventeenth Amendment
10.35	Eighteenth Amendment
10.36	Nineteenth Amendment
10.37	Twentieth Amendment
10.38	Twenty first Amendment
10.39	Twenty second Amendment
10.40	Twenty third Amendment
10.41	Twenty fourth Amendment
10.42	Twenty fifth Amendment
10.43	Twenty sixth Amendment
10.44	Twenty seventh Amendment
10.45	Twenty eighth Amendment
10.46	Twenty ninth Amendment
10.47	Thirtieth Amendment
11	Computation of basic and diluted earnings (loss) per common share

B. Reports on Form 8-K

During the quarter covered by this report there was one report on Form 8-K filed as follows:

I.   Other Events - Filed on April 30, 2001, reporting on the adoption of the Shareholders Rights Plan.

Subsequent to the quarter covered by this report and prior to the filing of this Form 10-Q, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRISM, INC.

By:/s/Thomas P. Krasner
Thomas P. Krasner
Chairman, President and
Chief Executive Officer

Date: November 1, 2001