Form 10-Q
period 2001-09-30
TRISM INC /DE/
filed 2001-11-16
CIK 914480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

  For the quarterly period ended September 30, 2001

or

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

[ X ] Yes      [ ] No

As of November 16, 2001; 1,999,649 shares of TRISM, Inc.'s common stock, par value $.01 per share, were outstanding.

.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item		Page

1.	Financial Statements	3
2.	Management's Discussion and Analysis of Results of Operations	18
3.	Quantitative and Qualitative Disclosures about Market Risk	24

PART II - OTHER INFORMATION

Item		Page

1.	Legal Proceedings	Not Applicable
2.	Changes in Securities and Use of Proceeds	Not Applicable
3.	Defaults upon Senior Securities	25
4.	Submission of Matters to a Vote of Security Holders	Not Applicable
5.	Other Information	Not Applicable
6.	Exhibits and Reports on Form 8-K	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TRISM, Inc.
Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000
(In thousands, except share amounts, unaudited)

ASSETS	September 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 404	$ 194
Restricted cash and insurance deposits	5,436	2,500
Accounts receivable, net of allowance for doubtful accounts
of $1,759 and $1,627 at September 30, 2001 and
December 31, 2000, respectively	17,358	36,002
Other receivables	1,739	622
Materials and supplies	507	850
Prepaid insurance	1,073	7,942
Other prepaid expenses	2,507	3,716

Total current assets	29,024	51,826
Property and equipment, at cost	15,282	117,040
Less: accumulated depreciation and amortization	(7,125)	(12,315)

Net property and equipment	8,157	104,725
Property and equipment held for disposal	69,440	0
Other assets, net	1,947	1,739

Total assets	$ 108,568	$ 158,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,231	$ 15,831
Bank overdraft	0	1,261
Accrued expenses and insurance reserves	11,259	18,330
Current maturities of long-term debt:
Principal payments	9,844	14,222
Residual obligations on equipment debt	10,532	4,975
Long term debt classified as current:
Revolving credit facility	23,276	25,440
Equipment debt	29,909	35,004
Senior subordinated notes	30,000	30,000

Total current liabilities	130,051	145,063
Insurance reserves	3,900	7,080

Total liabilities	133,951	152,143

Stockholders' equity:
Common stock; $.01 par; 5,000,000 shares authorized;
2,000,000 shares issued and 1,999,649 outstanding	20	20
Additional paid-in capital	19,980	19,980
Accumulated deficit	(45,383)	(13,853)
Treasury stock, at cost, 351 shares	-	-

Total stockholders' equity (deficit)	(25,383)	6,147

Total liabilities and stockholders' equity	$ 108,568	$ 158,290

See notes to unaudited consolidated financial statements.

Financial Statements continued

TRISM, Inc.
Consolidated Statements of Operations
For the three months ended September 30, 2001 and 2000
(In thousands, except share and per share amounts, unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000
Revenues	$ 34,235	$ 67,195

Operating expenses:
Salaries, wages and fringe benefits	16,223	21,977
Operating supplies and expenses	6,650	11,853
Contractor equipment	3,869	9,498
Operating taxes and licenses	3,280	5,790
Claims and insurance	4,264	2,855
Depreciation and amortization	2,092	3,599
General supplies and expenses	1,957	3,255
Brokerage carrier expense	1,377	5,923
Communications and utilities	997	1,029
Revenue equipment rents	240	1,164
Gain on disposition of assets	(315)	(29)

Total operating expenses	40,634	66,914

Operating income (loss)	(6,399)	281
Interest expense, net	2,838	2,319
Other expense, net	402	(3)

Loss from continuing operations	(9,639)	(2,035)

Income from discontinued operations of logistics
segment, net of income tax of $0.	310	84
Gain on disposal of logistics segment,
net of income tax of $0.	316	-

Net loss	$ (9,013)	$ (1,951)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$ (4.82)	$ (1.02)
Discontinued operations	0.15	0.04
Gain on disposal of logistics segment	0.16	-
Net loss	$ (4.51)	$ (0.98)

Weighted average number of shares used in
computation of basic and diluted earnings
(loss) per share	1,999,649	1,999,649

See notes to unaudited consolidated financial statements.

Financial Statements continued

TRISM, Inc.
Consolidated Statements of Operations
For the nine months ended September 30, 2001 and 2000
(In thousands, except share and per share amounts, unaudited)
	Reorganized		Predecessor
	Company		Company
		Seven and	One and
	Nine	one half	one half
	Months Ended	Months Ended	Months Ended
	September 30, 2001	September 30, 2000	February 15, 2000
Revenues	$ 153,765	$ 170,538	$ 30,222
Operating expenses:
Salaries, wages and fringe benefits	58,294	55,721	10,829
Operating supplies and expenses	27,727	28,455	5,199
Contractor equipment	19,654	24,863	3,436
Operating taxes and licenses	13,551	14,778	2,700
Impairment loss on revenue equipment	13,309	0	0
Claims and insurance	12,654	7,215	1,417
Depreciation and amortization	10,278	8,910	2,236
General supplies and expenses	8,860	8,160	1,437
Brokerage carrier expense	8,820	13,579	1,813
Communications and utilities	3,100	2,194	551
Revenue equipment rents	603	3,519	994
(Gain) loss on disposition of assets	12	(100)	3

Total operating expenses	176,862	167,294	30,615

Operating income (loss)	(23,097)	3,244	(393)
Interest expense, net	8,547	5,722	686
Other expense, net	646	46	38
Reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Financial restructuring costs	-	-	200

Loss from continuing operations	(32,290)	(2,524)	(40,767)
Income from discontinued operations of logistics
segment, net of income tax of $0.	443	254	135
Gain on disposal of logistics segment,
net of income tax of $0.	316	-	-

Loss before extraordinary item	(31,531)	(2,270)	(40,632)
Extraordinary gain on extinguishment of debt	-	-	42,682

Net income (loss)	$ (31,531)	$ (2,270)	$ 2,050

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$ (16.15)	$ (1.26)	$ (7.15)
Discontinued operations	0.22	0.12	0.02
Gain on disposal of logistics segment	0.16	-	-
Extraordinary item	-	-	7.49

Net income (loss)	$ (15.77)	$ (1.14)	$ 0.36

Weighted average number of shares used in
computation of basic and diluted earnings
(loss) per share	1,999,649	1,999,649	5,702,000

See notes to unaudited consolidated financial statements.

Financial Statements continued

TRISM, Inc.
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2001 and 2000
(In thousands, unaudited)
	Reorganized		Predecessor
	Company		Company
		Seven and	One and
	Nine	one half	one half
	Months Ended	Months Ended	Months Ended
	September 30, 2001	September 30, 2000	February 15, 2000
Cash flows from operating activities:
Net income (loss)	$ (31,531)	$ (2,270)	$ 2,050
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,278	8,910	2,236
Loss (gain) on disposition of assets, net	12	(100)	3
Impairment loss on revenue equipment	13,309	-	-
Provision for losses on accounts receivable	683	848	176
Changes in assets and liabilities:
Restricted cash and insurance deposits	(2,936)	-	-
Accounts receivable	16,844	(6,077)	(666)
Materials and supplies	343	-	455
Prepaid expenses	8,078	4,025	2,625
Accrued expenses and insurance reserves	(10,251)	(1,406)	(3,370)
Accounts payable	(600)	(17)	1,165
Other	(181)	(92)	(130)

Net cash provided by operating activities before
reorganization items	4,048	3,821	4,544

Cash flows from operating activities relating to reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Extraordinary gain, net	-	-	(42,682)
Financial restructuring costs, net	-	(1,217)	162

Net cash provided by operating activities	4,048	2,604	1,474

Cash flows from investing activities:
Proceeds from sale of assets	5,426	2,497	522
Purchases of property and equipment	(1,286)	(1,680)	(223)

Net cash provided by investing activities	4,140	817	299

Cash flows from financing activities:
Net proceeds (repayments) under revolving credit agreement	(2,164)	9,824	1,020
Repayment of long-term debt and capital lease obligations	(4,553)	(12,576)	(3,797)
Increase (decrease) in bank overdrafts	(1,261)	952	920
Payment of deferred financing costs	-	(2,599)	(82)

Net cash used in financing activities	(7,978)	(4,399)	(1,939)

Increase (decrease) in cash and cash equivalents	210	(978)	(166)
Cash and cash equivalents, beginning of period	194	2,080	2,246

Cash and cash equivalents, end of period	$ 404	$ 1,102	$ 2,080

Supplemental cash flow information:
Capital lease equipment purchases	$ -	$ 112	$ -

Conversion of operating leases to installment debt	$ 637	$ 2,722	$ -

See notes to unaudited consolidated financial statements.

Notes to Consolidated Financial Statements

Financial Results and Liquidity

Trism, Inc. (the "Company"), has incurred net losses of $31.5 million, $11.8 million, $18.4 million and $7.4 million during the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. The Company has been, and continues to be, faced with a variety of operating challenges, including, among others, fleet utilization, an increase in insurance costs, and the inability to attract and retain qualified driving employees. These factors have significantly impacted, and continue to significantly impact, the Company's liquidity.

The Company is presently in default of certain covenants related to its Senior Subordinated Notes Due 2005 (the "New Notes") and has not made interest payments relating to such notes which were due March 15, 2001 and September 15, 2001. Under the terms of the New Notes, the thirty-day grace period with respect to such interest payments has passed and this constituted Events of Default under the terms of the indenture pursuant to which the New Notes were issued, which gives the noteholders the right to accelerate the New Notes. The total arrearage as of November 14, 2001 is $4.7 million, including interest at 13% on the past due amount. In addition, beginning in October 2000 the Company has been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees totaling $1.1 million, in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on November 30, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreements, however, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments. As a result, in July 2001, one lender repossessed thirteen of the two-hundred-forty tractors that they financed. Partial payments have been made to the lender and repossessions have been discontinued.

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

As a result of the continued decline in the profitability of the general freight services, the Company has downsized the Heavy Haul segment. To facilitate the downsizing, the Company announced the closure of Trism Specialized Carriers ("TSC") on August 22, 2001. TSC completed delivery of all shipments in transit to their destination points. The Company will continue some over-dimensional services in the Heavy Haul segment through Tri-State Motor Transit Co. ("TSMT"), which also operates in the Company's Secured Materials segment.

The Company is in the process of returning 892 tractors to equipment lenders and selling 2,737 trailers with a carrying value of $39.4 million and $19.2 million respectively as of September 30, 2001. The majority of this equipment had been operated by TSC. However, management has identified excess equipment in the Secured Materials segment that has been included in the above amounts. Trailers are being sold through an equipment broker the Company has engaged and the proceeds will be applied to the Revolver. Management estimates based on the current market for used trailers, that the proceeds from such sales will not be sufficient to recover the carrying value of the trailers. As a result the Company has recorded an impairment loss of approximately $1.2 million for trailers during the nine months ended September 30, 2001. Tractors are being returned to the equipment lenders for disposal and proceeds will be applied to equipment debt. Management estimates based on the current market for used tractors, that the proceeds from such sales will not be sufficient to recover the carrying value of the tractors. As a result, the Company recorded an impairment loss of approximately $12.0 million for tractors during the nine months ended September 30, 2001. Based on the balance of equipment debt and the application of the anticipated proceeds from the sale of such tractors, the Company expects the remaining balance of the equipment debt will be approximately $10.7 million. Proceeds from executed sales as of September 30, 2001 are $2.0 million.

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

The sale of Trism Intermodal Services, which was completed on August 20, 2001, resulted in the Company receiving $60,000 in cash in exchange for the net assets, excluding accounts receivable and accounts payable, of this business as of the closing date, and recognizing a gain on the disposal of $3,000. The operations of Trism Intermodal Services are included in income from discontinued operations of Logistics segment for all periods presented.

The sale of TLI, which was completed on August 31, 2001, resulted in the Company receiving total consideration of $245,000 ($26,000 in cash and a release from $219,000 in severance payments from a former officer) in exchange for the net assets, excluding accounts receivable and accounts payable, of this business as of the closing date, and recognizing a gain on the disposal of $313,000. The operations of TLI are included in income from discontinued operations of Logistics segment for all periods presented.

The Board of Directors of the Company has determined that the sale of these entities is fair to the Company and is on terms at least as favorable to the Company as might reasonably have been obtained at the present time from an unaffiliated party. No member of the Board of Directors has a personal interest in the sale.

The Company's headquarters in Kennesaw, Georgia has been listed for sale. The property has been listed for sale at $5.9 million as compared to a carrying value of $5.2 million. The Company has also listed for sale other land and terminal facilities throughout the country. These properties have been listed for sale at $8.3 million as compared to a carrying value of $5.6 million. All of these properties collateralize the Revolver and the sale proceeds will be used to reduce the Revolver. The Company sold 160 acres of unimproved land in Joplin that was listed for sale. The related sales price of $1.1 million and carrying value of $0.5 million is not included in the above amounts.

The following events occurred after September 30, 2001:

On October 4, 2001 and October 5, 2001, two of the Company's tractors were involved in single motor vehicle incidents while transporting materials for the Department of Defense. As a consequence, the Department of Defense disqualified the Company from picking up munitions effective 6:00 p.m. October 25, 2001. The Department of Defense suspended this disqualification effective 6:00 a.m. November 5, 2001.

On October 16, 2001, the Company accepted early payment a $200,000 note receivable. The 10 year note for the sale of property in Claremore, Oklahoma was settled in full for $185,000.

In November 2001, the Company advised The CIT Group/Business Credit, Inc. and Fleet Capital Corporation, ("revolving credit lenders") that certain of the collateral borrowing base certificates that are prepared and sent daily to the revolving credit lenders have overstated collateral assets by an estimated $4.4 million. On discovery of the misstatement, the Company took immediate action to terminate the employment of the Treasurer, and to increase the amount of borrowing base collateral by pledging all of the Company's unencumbered real property assets to its revolving credit lenders to bring the collateral borrowing base in line with its current loan balance. The erroneous borrowing base certificates had no effect on the Company's financial statements.

Notes to Consolidated Financial Statements, Continued

Financial Results and Liquidity, Continued

In November 2000, the Company purchased a premium-based insurance policy against bodily injury and property damage with a $500,000 deductible per occurrence. As a result of this policy, insurance costs have increased 48.3% from $2.9 million for the third quarter 2000 to $4.3 million for the third quarter 2001. The Company issued standby letters of credit in the amount of $9.3 million and collateralized an additional $5.4 million in the form of restricted cash deposits at September 30, 2001 in respect of their policies. Of the $9.3 million letters of credit, only $2.1 million remain outstanding as of September 30, 2001, $6.2 million was presented for payment, and $1.0 million was cancelled. During the quarter ended September 30, 2001, the Company's insurer for personal injury and property damage for period from November 1, 1993 through October 31, 1999 presented for payment a $6.0 million letter of credit, which was collateral for the Company's liability for the deductible portion of outstanding claims for that period. The insurer has assumed responsibility for these claims up to $6.0 million. The Company believes there will be no further liability associated with outstanding claims. The Company reduced its self insurance reserves by $4.9 million, which was the estimated liability recorded for the claims assumed by the insurer. On October 31, 2001, the Company obtained financing for insurance coverage for the Company's operations for a twelve month period beginning November 1, 2001 through October 31, 2002.

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

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors, including the Company's ability to overcome the operational and liquidity issues discussed above. The Company's consolidated financial statements for the three and nine months ended September 30, 2001 and for the year ended December 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

As previously discussed, management is exploring alternative financing structures and has also engaged in preliminary discussions with potential purchasers of some or all of the Company's assets. In order to effect a refinancing or sale, management has begun to implement a business plan that can significantly improve operating results. To date, management has, among other things, significantly reduced the size of its Heavy Haul segment by shedding unprofitable volume and focusing its efforts in this segment on a regional (as opposed to a national) basis, attempted to concentrate on the Secured Materials segment, a niche market which management believes is a core capability of the Company, and has sold the logistics segment. With this downsizing, the Company has (1) eliminated unnecessary personnel, (2) focused on other cost containment initiatives, (3) started to dispose of excess fleet and other property, the proceeds from which have been, and will be, utilized to reduce debt and (4) closed certain unneeded terminal facilities. The continued support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

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

Notes to Consolidated Financial Statements, Continued

Accounting Policies continued

The 2000 Annual Report on Form 10-K for Trism, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The statements for the periods presented in this Form 10-Q are condensed and do not contain all information required by accounting principles generally accepted in the United States of America to be included in a full set of financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the periods ended September 30, 2001 and 2000, respectively, have been included. The Company's operations are subject to seasonal trends common to the trucking industry. Results of operations for the quarters ending in December and March are materially lower than the quarters ending in June and September due to reduced shipments and higher operating costs in the winter months. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. Certain reclassifications were made to the 2000 accounts to reflect classifications adopted in 2001.

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

Notes to Consolidated Financial Statements, Continued

Emergence from Bankruptcy continued

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

Revolving Credit Facility and Other Debt

In connection with the exit from Chapter 11, the Company obtained the Revolver, a new, three-year $42.5 million revolving credit facility. The Revolver now provides for borrowings up to $40.0 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver bears interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial maintenance covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. If availability falls below $5 million, required covenants include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

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

There was no cash availability under the Revolver at September 30, 2001 and October 31, 2001, respectively, after reserving $2.8 million and $2.0 million as required by the forbearance agreement as of September 30, 2001 and October 31, 2001. Borrowings under the Revolver amounted to approximately $23.3 million and $19.8 million at September 30, 2001 and October 31, 2001. The September 30, 2001 Revolver balance includes $6.2 million of letters of credit which have been drawn during the quarter ended September 30, 2001. The Company has classified the long-term debt under the Revolver as current due to the default caused by noncompliance with the underlying credit agreement.

Shareholder Rights Plan

On April 27, 2001, the Board of Directors adopted a Shareholders Rights Plan and declared a dividend of one right for each outstanding share of Trism Common Stock, par value $.01 per share, to stockholders of record at the close of business on April 27, 2001 (the "Record Date"). A Shareholder Rights Plan is designed to assure that all of the Company's securityholders are offered a full and fair price in the event a potential acquirer seeks to gain control of the Company and to protect securityholders from attempts to acquire effective control through open market and/or private purchases of common stock without paying a fair control premium to either selling or remaining stockholders. Under certain circumstances if a person or group (other than those eligible to report beneficial ownership on Schedule 13(G)) acquires beneficial ownership of 30 percent or more of the Company's outstanding Common Stock, each right (other than those owned by such beneficial owner) will entitle the holder to purchase a number of shares of Common Stock having a market value at that time of two times the $1.50 exercise price of the right. The rights are not exercisable until the Distribution Date and will expire at the close of business on April 26, 2011, unless earlier redeemed by the Company. The complete description and terms of the rights are set forth in a Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent.

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

Pro forma Condensed Statement of Operations
For nine months ended September 30, 2000

Nine Months
Ended
Revenues	$216,725

Operating expenses	212,877

Operating income	3,848

Interest expense, net	6,859
Other expense, net	237

Net loss	$(3,248)

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

The Company will continue over-dimensional services of the Heavy Haul segment by transferring necessary TSC equipment to Tri-State Motor Transit Co. ("TSMT"), which also operates in the Company's Secured Materials segment. Remaining TSC equipment will be returned to the equipment lenders or sold as previously discussed in "Financial Results and Liquidity." The Heavy Haul segment will continue to provide services to customers in the southeastern United States.

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

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

A summary of segment information for the three months ended September 30, 2001 and 2000 is presented below (in thousands):

	Three	Three
	Months Ended	Months Ended
	September 30, 2001	September 30, 2000

Operating revenue
Heavy Haul	$ 20,268	$ 50,289
Secured Materials	15,455	19,545
Intersegment eliminations	(1,488)	(2,639)

Consolidated	$ 34,235	$ 67,195

Operating income (loss)
Heavy Haul	$ (5,211)	$ 3
Secured Materials	(1,188)	278

Consolidated	$ (6,399)	$ 281

Interest expense, net	2,838	2,319
Other expense, net	402	(3)

Loss from continuing operations	$ (9,639)	$ (2,035)

Income from discontinued operations of logistics	$ 310	$ 84
segment, net of income tax of $0.
Gain on disposal of logistics segment,
net of income tax of $0.	316	-

Net loss	$ (9,013)	$ (1,951)

Notes to Consolidated Financial Statements, Continued

Segment and Related Information, Continued

A summary of segment information for the nine months ended September 30, 2001 and 2000 is presented below (in thousands):

	Reorganized		Predecessor
	Company		Company
		Seven and	One and
	Nine	one half	one half
	Months Ended	Months Ended	Months Ended
	September 30, 2001	September 30, 2000	February 15, 2000

Operating revenue
Heavy Haul	$ 107,987	$ 129,192	$ 22,108
Secured Materials	51,739	48,366	9,315
Intersegment eliminations	(5,961)	(7,020)	(1,201)

Consolidated	$ 153,765	$ 170,538	$ 30,222

Operating income (loss)
Heavy Haul	$ (22,765)	$ 1,690	$ (590)
Secured Materials	(332)	1,554	197

Consolidated	$ (23,097)	$ 3,244	$ (393)

Interest expense, net	8,547	5,722	686
Other expense, net	646	46	38
Reorganization items:
Loss on adjustment of assets to fair market value	-	-	39,450
Financial restructuring costs	-	-	200

Loss from continuing operations	$ (32,290)	$ (2,524)	$ (40,767)

Income from discontinued operations of logistics
segment, net of income tax of $0.	443	254	135
Gain on disposal of logistics segment,
net of income tax of $0.	316	-	-

Loss before extraordinary item	$ (31,531)	$ (2,270)	$ (40,632)

Extraordinary gain on extinguishment of debt	-	-	42,682

Net income (loss)	$ (31,531)	$ (2,270)	$ 2,050

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

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes for the year ended December 31, 2000 and three and nine months ended September 30, 2001.

To facilitate a meaningful comparison of the Company's quarterly operating performance in years 2001 and 2000, the following discussion of results of operations is presented on a traditional comparative basis for both periods. Accordingly, the results of operations for the nine months ended September 30, 2000 represents the mathematical addition of the historical amounts for the predecessor company period January 1 through February 15, 2000, and the reorganized company period, February 16 through September 30, 2000. Consequently, the current year's information presented below does not comply with accounting requirements for companies upon emergence from bankruptcy which calls for separate reporting for the newly reorganized company and the predecessor company. Management believes that a combined discussion of predecessor and reorganized company periods is reasonable and appropriate because there were no material adjustments to the presented items (other than depreciation, amortization and interest expense) resulting from the Fresh Start Reporting.

The following tables summarize certain financial information on a percentage of revenue basis and selected operating data for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	Variance	2001	2000	Variance
Percentage of Revenue Basis:

Revenues	100.0	100.0	-	100.0	100.0	-

Operating expenses:
Salaries, wages and fringe benefits	47.4	32.7	14.7	37.9	33.1	4.8
Operating supplies and expenses	19.4	17.6	1.8	18.0	16.8	1.2
Contractor equipment	11.3	14.1	(2.8)	12.8	14.1	(1.3)
Operating taxes and licenses	9.6	8.6	1.0	8.8	8.7	0.1
Impairment loss on revenue equipment	-	-	-	8.7	-	8.7
Claims and insurance	12.5	4.2	8.3	8.2	4.3	3.9
Depreciation and amortization	6.1	5.4	0.7	6.7	5.6	1.1
General supplies and expenses	5.7	4.8	0.9	5.8	4.8	1.0
Brokerage carrier expense	4.0	8.8	(4.8)	5.7	7.7	(2.0)
Communications and utilities	2.9	1.5	1.4	2.0	1.4	0.6
Revenue equipment rents	0.7	1.7	(1.0)	0.4	2.2	(1.8)
(Gain) loss on disposition of assets	(0.9)	-	(0.9)	-	-	-

Total operating expenses	118.7	99.4	19.3	115.0	98.7	16.3

Operating income (loss)	(18.7)	0.6	(19.3)	(15.0)	1.3	(16.3)

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000
Selected operating data:

Revenue per loaded mile (a)	$1.89	$1.84	$1.89	$1.82
Revenue per total mile (a)	$1.51	$1.52	$1.55	$1.51
Load factor (b)	80.2%	82.9%	82.2%	82.8%
Revenue per tractor per day (c)	$553	$531	$540	$517
Miles per tractor per day (c)	365	348	348	342
Average length of haul in miles (d)	949	975	970	947
Tractors (e)	919	1,762	1,360	1,811
Total loads (000's)	18	32	75	101
Total tractor miles (000's)	20,974	38,058	88,972	115,782

(a) Freight revenues exclude brokerage, Super Heavy Haul and fuel surcharge revenues.
(b) Load factor represents loaded miles as a percentage of total miles.
(c) Based on weighted average number of tractors during period
(d) Calculated as the average distance from origin to the destination of the shipments.
(e) Includes the monthly average of owned, leased and independent contractors, except for those held for disposal.

Operating Revenue

Third Quarter 2001 as compared to Third Quarter 2000

Consolidated revenues decreased by $33.0 million due to a $30.0 million decrease in Heavy Haul revenue and a $3.0 million decrease in Secured Materials revenue. Heavy Haul revenue declined from $50.3 million to $20.3 million for the three months ended September 30, 2000 and 2001. The decline in total revenue was caused by the decrease of 17.0 million miles, despite an increase in revenue per tractor per day from $531 to $553 and an increase in revenue per loaded mile from $1.84 to $1.89 during the quarter ended September 30, 2000 and 2001, respectively.

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000

Consolidated revenues decreased by $47.0 million due to a $43.3 million decrease in Heavy Haul revenue and a $3.7 million decrease in Secured Materials revenue. Heavy Haul revenue declined from $151.3 million to $108.0 million for the nine months ended September 30, 2000 and 2001. The decline in total revenue was caused by the downsizing of Heavy Haul and Secured Materials and a decrease of 26.8 million miles, despite an increase in revenue per tractor per day from $517 to $540 and an increase in revenue per loaded mile from $1.82 to $1.89 during the nine months ended September 30, 2000 and 2001, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating expenses

Third Quarter 2001 as compared to Third Quarter 2000

Total operating expenses were approximately $40.5 million for the quarter ended September 30, 2001 as compared to $66.8 million for the quarter ended September 30, 2000. While most expenses decreased with the downsizing, insurance expense increased as a result of the 2001 policy. The following expense categories increased or decreased between the respective quarters:

Salaries, wages, and fringes benefits decreased $5.8 million as a result of downsizing driver and non-driver personnel and no payments or other benefits were provided to severed employees except for accrued vacation.

Operating supplies and expenses decreased $5.2 million due primarily to a decrease of $2.7 million by purchasing 2,235,000 gallons of fuel less in the third quarter 2001. In addition, tire expenses declined $1.2 million as a result of fleet downsizing.

Contractor equipment decreased $5.6 million due to a decrease in the number of independent contractors after the downsizing.

Brokerage carrier expense decreased $4.5 million due to decreased brokerage revenue and related third party carrier costs.

Operating taxes & licenses decreased $2.5 million due to fewer Heavy Haul loads, which require over-dimensional permits, as well as savings in fuel taxes from reduced purchases of fuel in the quarter.

Depreciation and amortization decreased $1.5 million as a result of discontinued depreciation of idle equipment held for disposal, sale of certain equipment, and reduction of the depreciable base of revenue equipment due to the second quarter impairment loss.

General supplies and expense decreased $1.2 million as a result of decreases in fixed costs, such as, advertising and employee expenses, offset by an increase in professional fees.

Claims and insurance expense increased $1.4 million as a result of the increased claims liability due to the $500,000 deductible under the insurance policy in place during 2001.

Revenue equipment rents decreased $0.9 million as several of the operating lease contracts have expired.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Operating expenses continued

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000

Total operating expenses were approximately $176.6 million for the nine months ended September 30, 2001 as compared to $197.8 million for the nine months ended September 30, 2000. While most expenses decreased with the downsizing, insurance expense increased as a result of the 2001 policy. The following expense categories increased or decreased between the respective periods:

Salaries, wages, and fringes benefits decreased $8.3 million as a result of downsizing driver and non-driver personnel and no payments or other benefits were provided to severed employees except for accrued vacation.

Operating supplies and expenses decreased $5.9 million due primarily to a decrease of $3.5 million by purchasing 3,436,000 gallons of fuel less in the nine months ended September 30, 2001. In addition, tire expenses declined $1.4 million as a result of fleet downsizing.

Contractor equipment decreased $8.6 million due to a decrease in the number of independent contractors after the downsizing.

Brokerage carrier expense decreased $6.6 million due to decreased brokerage revenue and related third party carrier costs.

Operating taxes & licenses decreased $3.9 million due to fewer Heavy Haul loads, which require over-dimensional permits, as well as, savings in fuel taxes from reduced purchases of fuel in the nine month period.

Depreciation and amortization decreased $0.9 million as a result of discontinued depreciation of idle equipment held for disposal, sale of certain equipment, and reduction of the depreciable base of revenue equipment due to the second quarter impairment loss.

General supplies and expense decreased $0.7 million as a result of decreases in fixed costs, such as, advertising and employee expenses, offset by an increase in professional fees.

Claims and insurance expense increased $4.0 million as a result of the increased claims liability due to the $500,000 deductible under the insurance policy in place during 2001.

Revenue equipment rents decreased $3.9 million as several of the operating lease contracts have expired.

Impairment loss on revenue equipment of $13.3 million was recorded in June 2001 for expected losses on disposal of revenue equipment.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities decreased by $0.03 million during the nine months ended September 30, 2001, primarily due to non-cash activities during the first quarter 2000 related to the gain on extinguishment of debt, net of the loss on adjustment of assets to fair market value as part of the fresh start accounting, and a reduction in accounts receivable from collection efforts, and an increase due to the impairment loss of $13.3 million, offset by the increase in net loss for the year, decrease in insurance reserves, and the increase in restricted deposits as required for collateralization of the insurance policy on bodily injury and property damage.

Investing Activities

Net cash provided by investing activities increased $3.0 million during the nine months ended September 30, 2001, due to increase in proceeds from sale of revenue equipment and a decrease in purchases of property, plant, and equipment.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Financing Activities

Net cash used in financing activities increased $1.6 million during the nine months ended September 30, 2001, due to repayments on the revolver, offset by reduced payments on equipment debt. Failure to make equipment debt payments has forced the Company into default on its equipment debt.

Capital Requirements

The Company plans to continue to decrease the tractor and trailer fleet in 2001. The Company has residual obligations of approximately $10.5 million, primarily relating to certain capital lease obligations that will mature within the twelve month period ended September 30, 2002. The Company will return equipment to the lessors at the end of the lease term.

In November 2000, the Company purchased a premium-based insurance policy against bodily injury and property damage with a $500,000 deductible per occurrence. As a result of this policy, insurance costs have increased 48.3% from $2.9 million for the third quarter 2000 to $4.3 million for the third quarter 2001. The Company issued standby letters of credit in the amount of $9.3 million and collateralized an additional $5.4 million in the form of restricted cash deposits at September 30, 2001 in respect of their policies. Of the $9.3 million letters of credit, only $2.1 million remain outstanding as of September 30, 2001, $6.2 million was presented for payment, and $1.0 million was cancelled. During the quarter ended September 30, 2001, the Company's insurer for personal injury and property damage for the period from November 1, 1993 through October 31, 1999 presented for payment a $6.0 million letter of credit, which was collateral for the Company's liability for the deductible portion of outstanding claims for that period. The insurer has assumed responsibility for these claims up to $6.0 million. The Company believes there will be no further liability associated with outstanding claims. The Company reduced its self insurance reserves by $4.9 million, which was the estimated liability recorded for the claims assumed by the insurer. On October 31, 2001, the Company obtained financing for insurance coverage for the Company's operations for a twelve month period beginning November 1, 2001 through October 31, 2002.

In connection with the exit from Chapter 11, the Company obtained the Revolver, a new, three-year $42.5 million revolving credit facility. The Revolver now provides for borrowings up to $40.0 million based on a borrowing base formula determined by eligible accounts receivable, certain unencumbered trailers, and the Company's real property in Kennesaw, Georgia. The Revolver also provides for the issuance of letters of credit up to $17 million. The Revolver mutually provided for interest at the prime rate plus .25% or LIBOR plus 2.25%. No financial maintenance covenants exist unless availability, as defined, initially falls below $5 million for ten consecutive business days. If availability falls below $5 million, required covenants include a minimum net worth threshold, minimum fixed charge coverage ratio and a maximum leverage ratio. The Revolver also limits debt incurrence, capital expenditures, changes in control and management, mergers and certain material asset sales, irrespective of the $5 million availability threshold.

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

The Company is presently in default of certain covenants related to the New Notes and has not made interest payments relating to such notes which were due March 15, 2001 and September 15, 2001. Under the terms of the New Notes, the thirty-day grace period with respect to such interest payments has passed and this constituted Events of Default under the terms of the indenture pursuant to which the New Notes were issued, which give the noteholders the right to accelerate the New Notes. The total arrearage as of November 14, 2001 is $4.7 million, including interest at 13% on the past due amount. In addition, beginning in October 2000 the Company has been in default of certain covenants relating to the Revolver. Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees totaling $1.1 million, in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on November 30, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreements, however, such extension is not assured at this time. The Company is also in technical default on certain of its equipment debt and is several months behind in making certain of its equipment debt payments. As a result, in July 2001, one lender repossessed thirteen of the two-hundred-forty tractors that they have financed. Partial payments have been made to the lender and repossessions have been discontinued.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Capital Requirements, Continued

In November 2001, the Company advised The CIT Group/Business Credit, Inc. and Fleet Capital Corporation, ("revolving credit lenders") that the Collateral Borrowing Base Certificates that are prepared and sent daily to the revolving credit lenders have overstated collateral assets by an estimated $4.4 million. On discovery of the misstatement, the Company took immediate action to terminate the employment of the Treasurer, and to increase the amount of borrowing base collateral by pledging additional unencumbered real property assets to its revolving credit lenders to bring the collateral borrowing base in line with its current loan balance. The erroneous borrowing base certificates had no effect on the Company's financial statements.

There was no cash availability under the Revolver at September 30, 2001 and October 31, 2001, respectively, after reserving $2.8 million and $2.0 million as required by the forbearance agreement as of September 30, 2001 and October 31, 2001. Borrowings under the Revolver amounted to approximately $23.3 million and $19.8 million at September 30, 2001 and October 31, 2001. The September 30, 2001 Revolver balance includes $6.2 million of letters of credit which have been drawn during the quarter ended September 30, 2001. The Company has classified the long-term debt under the Revolver as current due to the technical default caused by noncompliance with the underlying credit agreement.

Existing credit facilities are not expected to be sufficient to cover liquidity requirements for the next twelve months and the Company is facing the prospect of not having adequate funds to operate its business. Due to a number of uncertainties, many of which are outside the control of the Company, there can be no assurance that additional credit facilities can be arranged or that any long term restructuring can be successfully initiated or implemented, in which case the Company may be compelled to file for protection under Chapter 11 or to liquidate under Chapter 7 of the Bankruptcy Code. Moreover, it may be necessary for the Company to file under Chapter 11 to implement any consensually negotiated restructuring of its indebtedness or a sale of the Company.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent on several factors, including the Company's ability to overcome the operational and liquidity issues discussed above. The Company's consolidated financial statements for the three and nine months ended September 30, 2001 and for the year ended December 31, 2000 do not include any adjustments that might result from the outcome of this uncertainty.

As previously discussed, management is exploring alternative financing structures and has also engaged in preliminary discussions with potential purchasers of some or all of the Company's assets. In order to effect a refinancing or sale, management has begun to implement a business plan that can significantly improve operating results. To date, management has, among other things, significantly reduced the size of its Heavy Haul segment by shedding unprofitable volume and focusing its efforts in this segment on a regional (as opposed to a national) basis, attempted to concentrate on the Secured Materials segment, a niche market which management believes is a core capability of the Company, and has sold the logistics segment. With this downsizing, the Company has (1) eliminated unnecessary personnel, (2) focused on other cost containment initiatives, (3) started to dispose of excess fleet and other property, the proceeds from which have been utilized to reduce debt and (4) closed certain unneeded terminal facilities. The continued support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key to the Company's future success.

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

Market Risk

The Company is exposed to market risk from changes in interest rates and fuel prices. The Company manages its exposure to these market risks through its regular operating and financing activities and may utilize fuel forward purchase commitments, though no agreements were in place during 2001 or 2000. The market risks to the Company at September 30, 2001 are similar to those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" noted above.

PART II - OTHER INFORMATION

Item 3. Default upon Senior Securities

The Company is presently in default of certain covenants related to the New Notes and has not made its interest payments relating to such notes, which were due March 15, 2001 and September 15, 2001. Under the terms of the New Notes, the Company did not make these interest payments by the end of the grace period, and this constituted Events of Default under the terms of the indenture pursuant to which the New Notes were issued, which gives the noteholders the right to accelerate the New Notes. The total arrearage as of November 14, 2001 is $4.7 million, including interest at 13% on the past due amounts. In addition, beginning in October 2000 the Company has been in default of certain covenants relating to its revolving credit facility (the "Revolver"). Since that time, the Company has negotiated several forbearance agreements with the lender for the Revolver, the terms of which have included payment of fees in exchange for such forbearance, as well as an increase in interest rates under the Revolver and a reduction in borrowing capacity. The most recent forbearance expires on November 30, 2001. The Company is presently negotiating with its lender for a continued extension of the forbearance agreement, however, such extension is not assured at this time.

Item 6. Exhibits and Reports on Form 8-K

A.       Exhibits

The following exhibits are filed as part of this report.

Designation                                                      Nature of Exhibit

11                                                Computation of basic and diluted earnings
                                                         (loss) per common share

B.       Reports on Form 8-K

During the quarter covered by this report, no reports on Form 8-K were filed.

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

Date: November 16, 2001